Form 10QSB
period 1999-12-31
BASIC ENERGY INC
filed 2000-07-13
CIK 1097900

                               United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB
                                ------------
               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
----------------------                               ----------------------
  December 31, 1999                                         0-27849

                             BASIC ENERGY, INC.
                            --------------------
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                   -----
       (State or other jurisdiction of incorporation or organization)

                                00001748413
                                -----------
                    (I.R.S. Employer Identification No.)

                          3771 South State Street
                          -----------------------
                         Salt Lake City, Utah 84115
                        ---------------------------
                  (Address of principal executive offices)

                               (801) 262-8429
                              ---------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                    None
                                   -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            X  Yes        No
          ----       ----
State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

        Common stock, par value $0.10; 6,444,693 shares outstanding as of February 15, 2000.



                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
     See page F-1 to F-7  attached.

ITEM 2.  PLAN OF OPERATIONS
---------------------------
     Safe Harbor Statement
     ---------------------
     This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

     General
     -------
     Basic Energy, Inc was originally organized on June 4, 1926 in the State of Utah under the name The M.M. Lead Company. The Company was established to pursue and develop mining operations. On February 28, 1979, the Company changed its name to M.M. Lead Company. On February 22, 1980 the Company changed its name to Basic Energy, Inc.

     The Company was unsuccessful in its pursuit of mining ventures and has been dormant. The Company has focused its efforts on seeking, investigating, and if warranted, acquiring an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity; subject to the availability of such opportunities, economic conditions and other factors.

     As of the date of this report, the Company has not acquired any business opportunity, but is actively seeking such opportunities.

     Plan of Operations
     ------------------
     The Company has little cash and has experienced losses. As of December 31, 1999 the Company has -$0- cash on hand. As of that date the Company had no outstanding liabilities. The Company has no material commitments for capital expenditures for the next twelve months.

     As of the date of this report, the Company has yet to generate positive cash flow. The Company has financed its operations primarily through the sale of common stock.


                                     2

     The Company believes that its current cash needs can be met either through the sale of additional stock or through loans. Should the Company obtain a business opportunity, however, it may be necessary to raise additional capital. This may be accomplished by selling common stock of the Company.

     Management of the Company intends to actively seek business opportunities for the Company during the next twelve months.


                        PART II - OTHER INFORMATION
                        ---------------------------

Item 1.   Legal Proceedings
---------------------------
     None.

Item 2.  Changes in Securities
------------------------------
     None.

Item 3.  Defaults upon Senior Securities
----------------------------------------
     None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     None.

Item 5.  Other Information
--------------------------
     None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 1999.


     (B) Exhibits. The following exhibits are included as part of this report:


     Exhibit        SEC            Exhibit
     Number         Ref. Number    Title of Document          Location

     27             27             Financial Data Schedule    Attached



                                     4

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Basic Energy, Inc.


June 22, 2000                      //s// Jay W. Gibson
                                   ----------------------------
                                   Jay W. Gibson
                                   Chairman of the Board and President




June 22, 2000                      //s// Joseph M. Graubard
                                   -----------------------------
                                   Joseph M. Graubard
                                   Treasurer and Director


                             Basic Energy, Inc.
                       (A Development Stage Company)

                            Financial Statements

                             December 31, 1999









/Letterhead/
                           Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392


Darrell T. Schvaneveldt, C.P.A.


Board of Directors
Basic Energy, Inc.
(A Development Stage Company)


I have reviewed the accompanying balance sheets, of Basic Energy, Inc., as of December 31, 1999, and for the three month and six month periods then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


/S/ Schvaneveldt & Company
Salt Lake City, Utah 84111
June 22, 2000

                                    F-2

                             Basic Energy, Inc.
                       (A Development Stage Company)
                               Balance Sheets
             For the Six Months Period Ended December 31, 1999
                      and the Year Ended June 30, 1999

                                                   December          June
                                                   31, 1999      30, 1999
                                                ------------  ------------
          Assets

Current Assets                                  $        -0-  $        -0-
--------------                                   ------------  ------------
     Total Current Assets                       $        -0-  $        -0-
                                                 ============  ============

          Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                              $     13,619  $        -0-
  Due to Officers                                      1,800           -0-
                                                 ------------  ------------
     Total Current Liabilities                        15,419           -0-

Stockholders' Equity
--------------------
  Common Stock, 20,000,000 Shares
   Authorized at $0.10 Par Value
   6,444,693 Shares Issued &
   Outstanding                                       644,469       644,469
  Paid In Capital                                     42,741        42,741
  Deficit Accumulated During the
   Development Stage                            (    702,629) (    687,210)
                                                 ------------  ------------
     Total Stockholders' Equity                       15,419           -0-
                                                 ------------  ------------
     Total Liabilities & Stockholders' Equity   $        -0-  $        -0-
                                                 ============  ============

               See Accountant's Letter and Accompanying Notes


                             Basic Energy, Inc.
                       (A Development Stage Company)
                          Statements of Operations
      For the Three Months Period October 1, 1999 to December 1999 and
      the Three Months Period October 1, 1998 to December 31, 1998 and
        the Six Months Period July 1, 1999 to December 31, 1999 and
          the Six Months Period July 1, 1998 to December 31, 1998

                                           October    October       July        July
                                           1, 1999    1, 1998    1, 1999     1, 1998
                                                to         to         to          to
                                          December   December   December    December
                                          31, 1999   31, 1998   31, 1999    31, 1998
                                         ---------- ---------- ---------- ----------
Revenue                                  $     -0-  $     -0-  $     -0-  $     -0-
-------                                  ---------- ---------- ---------- ----------

Expenses
--------
  General &
   Administrative Expense                      844     22,487      2,923     44,974
  Professional Fees                          2,436        -0-      7,796        -0-
  Consulting Fees                            2,020        -0-      4,700        -0-
                                         ---------- ---------- ---------- ----------
     Total Expenses                          5,300     22,487     15,419     44,974
                                         ---------- ---------- ---------- ----------
     Net Loss                            ($  5,300) ($ 22,487) ($ 15,419) ($ 44,974)
                                         ========== ========== ========== ==========
     Basic & Diluted Loss
     Per Share                           ($   0.00) ($  0.003) ($  0.002) ($  0.006)

     Weighted Average
     Shares Outstanding                  6,444,693  6,444,693  6,444,693   6,44,693



               See Accountant's Letter and Accompanying Notes


                             Basic Energy, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
              For the Period July 1, 1999 to December 31, 1999
             and the Period July 1, 1998 and December 31, 1998

                                                   December      December
                                                   31, 1999      31, 1998
                                                ------------  ------------

Cash Flows from Operating Activities
------------------------------------
  Net Loss                                      ($    15,419) ($    44,974)
  Adjustment to Reconcile Net Loss to Net
   Cash Used by Operating Activities;
     Non Cash Expenses                                   -0-        44,974
  Changes in Operating & Liabilities;
   (Increase) in Accounts Payable                     13,619           -0-
   (Increase) in Due to Officers                       1,800           -0-
                                                 ------------  ------------

     Net Cash Used by Operating Activities               -0-           -0-

Cash Flows from Investing Activities                     -0-           -0-
------------------------------------             ------------  ------------

Cash Flows from Financing Activities                     -0-           -0-
------------------------------------             ------------  ------------

     Increase in Cash & Cash Equivalents                 -0-           -0-

     Cash at Beginning of Period                         -0-           -0-
                                                 ------------  ------------
     Cash at End of Period                      $        -0-  $        -0-
                                                 ============  ============
Disclosures from Operating Activities
-------------------------------------
  Interest                                      $        -0-  $        -0-
  Taxes                                                  -0-           -0-


               See Accountant's Letter and Accompanying Notes
                                    F-5


                             Basic Energy, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE #1 - Organization
----------------------

The Company was organized on June 4, 1926 under the laws of the state of Utah using the name of M.M. Lead Company. On February 22, 1980 a
Certificate of Amendment was filed with the state of Utah changing the name to Basic Energy, Inc. The Company has been dormant for many years and is considered to be a development stage company.

NOTE #2 - Significant Accounting Policies
-----------------------------------------

A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
E.   Estimates:   The preparation of the financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE #3 - Stockholders' Equity
------------------------------
Common Stock
------------
Upon Incorporation the Company had 1,000,000 shares of common stock authorized with a par value of $0.10 per share. On February 28, 1979 the Articles of Incorporation were changed authorizing 20,000,000 shares with a par value of $0.10 per share.

The Company issued 600,000 shares of its common stock to acquire mining claims in 1926. In 1937, the Company wrote the claims off as having no value.

The Company has issued 6,013,837 shares at $0.10 per share for services and out of pocket expense to its officers and directors from time to time.

The shares issued in 1926 were assessable, and in 1937 the 600,000 shares were assessed at $.001 per share, 423,780 shares did not pay the assessment and were canceled.


                                    F-6

                             Basic Energy, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #4 - Going Concern
-----------------------

The Company has no assets and no operations from which it can obtain working capital. The Company recognizes that it must find a source of working capital or the Company may not be able to continue its existence.

NOTE #5 - Income Taxes
----------------------

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. Changes in majority control of the Company will have negative impact upon the Company's ability to utilize net operations loss carryforwards.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

            Year of Loss           Amount          Expiration Date
            -------------------------------------------------------
              1980 to 1999      $   600,054           2000 to 2020

     Current Tax Asset Value of Net Operating Loss
      Carryforwards at Current Prevailing Federal Tax Rate     $   204,018
     Evaluation Allowance                                          204,018
                                                               ------------
          Net Tax Asset                                        $       -0-
          Current Income Tax Expense                                   -0-
          Deferred Income Tax Benefit                                  -0-


                                    F-7
