Form 10QSB
period 2000-03-31
BASIC ENERGY INC
filed 2000-07-13
CIK 1097900

                               United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB
                                ------------
               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
---------------------                                ----------------------
   March 31, 1999                                             0-27849

                             BASIC ENERGY, INC.
                            --------------------
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                   -----
       (State or other jurisdiction of incorporation or organization)

                                00001748413
                                ------------
                    (I.R.S. Employer Identification No.)

                          3771 South State Street
                          ------------------------
                         Salt Lake City, Utah 84115
                        ---------------------------
                  (Address of principal executive offices)

                               (801) 262-8429
                              ---------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                    None
                                    ----

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

        Common stock, par value $0.10; 6,444,693 shares outstanding as of June 22, 2000.




                       PART I - FINANCIAL INFORMATION
                      --------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

     See page F-1 to F-8  attached.

ITEM 2.  PLAN OF OPERATIONS
---------------------------
     Safe Harbor Statement

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

     Plan of Operations
     ------------------
     The Company has little cash and has experienced losses. As of March 31, 2000 the Company has -$0- cash on hand. As of that date the Company had no outstanding liabilities. The Company has no material commitments for capital expenditures for the next twelve months.

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

                        PART II - OTHER INFORMATION
                       -----------------------------


Item 1.   Legal Proceedings
---------------------------
     None.

Item 2.  Changes in Securities
------------------------------
     None.

                                     2

Item 3.  Defaults upon Senior Securities
----------------------------------------
     None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     None.

Item 5.  Other Information
--------------------------
     None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 2000.



                                     3

     (B) Exhibits. The following exhibits are included as part of this report:

                         Exhibit        SEC Exhibit
     Number         Ref. Number    Title of Document          Location
     ----------     -------------  -------------------------- ---------
     27             27             Financial Data Schedule    Attached


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Basic Energy, Inc.


June 22, 2000                      /s/ Jay W. Gibson
                                   ------------------------
                                   Jay W. Gibson
                                   Chairman of the Board and President




June 22, 2000                      /s/ Joseph W. Graubard
                                   ------------------------
                                   Joseph M. Graubard
                                   Treasurer and Director
















                                     5


                             Basic Energy, Inc.
                       (A Development Stage Company)

                            Financial Statements

                               March 31, 2000








/Letterhead/
                           Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                               (801) 521-2392


Darrell T. Schvaneveldt, C.P.A.



Board of Directors
Basic Energy, Inc.
(A Development Stage Company)


I have reviewed the accompanying balance sheets, of Basic Energy, Inc., as of March 31, 2000, and for the three month and nine month periods then ended. These financial statements are the responsibility of the Company's management.

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


/S/ Schvaneveldt & Company
Salt Lake City, Utah 84111
June 22, 2000

                                    F-2

                             Basic Energy, Inc.
                       (A Development Stage Company)
                               Balance Sheets
              For the Nine Months Period Ended March 31, 2000
                      and the Year Ended June 30, 1999

                                                       March          June
                                                    31, 2000      30, 1999
                                                 ------------  ------------
          Assets

Current Assets                                  $        -0-  $        -0-
--------------                                   ------------  ------------
     Total Current Assets                       $        -0-  $        -0-
                                                 ============  ============
          Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                              $     31,077  $        -0-
  Due to Officers                                      7,385           -0-
                                                 ------------  ------------
     Total Current Liabilities                        38,462           -0-

Stockholders' Equity
--------------------
  Common Stock, 20,000,000 Shares
   Authorized at $0.10 Par Value
   6,444,693 Shares Issued &
   Outstanding                                       644,469       644,469
  Paid In Capital                                     42,741        42,741
  Deficit Accumulated During the
   Development Stage                            (    725,672) (    687,210)
                                                 ------------  ------------
     Total Stockholders' Equity                       38,462           -0-
                                                 ------------  ------------
     Total Liabilities & Stockholders' Equity   $        -0-  $        -0-
                                                 ============  ============



               See Accountant's Letter and Accompanying Notes
                                    F-3


                             Basic Energy, Inc.
                       (A Development Stage Company)
                          Statements of Operations
       For the Three Months Period January 1, 2000 to March 31, 2000
     and for the Three Months Period January 1, 1999 to March 31, 1999
         the Nine Months Period July 1, 1999 to March 31, 2000 and the Nine Months Period July 1, 1998 to March 31, 1999

                                        January      January        July         July
                                        1, 2000      1, 1999     1, 1999      1, 1998
                                       to March     to March    to March     to March
                                       31, 2000     31, 1999    31, 2000     31, 1999
                                     -----------  ----------- -----------  -----------

Revenue                             $      -0-  $       -0-  $      -0-  $       -0-
-------                             -----------  ----------- -----------  -----------

Expenses
--------
  General &
   Administrative Expense                3,141       22,487       6,064       67,461
  Professional Fees                      1,982          -0-       9,778          -0-
  Consulting Fees                       17,920          -0-      22,620          -0-
                                    -----------  ----------- -----------  -----------
     Total Expenses                     23,043       22,487      38,462       67,461
                                    -----------  ----------- -----------  -----------
     Net Loss                       ($  23,043) ($   22,487) ($  38,462) ($   67,461)
                                    ===========  =========== ===========  ===========
     Basic Loss Per Share           ($   0.003) ($    0.003) ($   0.005) ($     0.01)

     Diluted Loss Per Share         ($   0.003) ($    0.003) ($   0.005) ($     0.01)

     Weighted Average
     Shares Outstanding              6,444,693    6,444,693   6,444,693    6,444,693



               See Accountant's Letter and Accompanying Notes
                                    F-4


                             Basic Energy, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
               For the Period July 1, 1999 to March 31, 2000
               and the Period July 1, 1998 to March 31, 1999

                                                       March         March
                                                    31, 2000      31, 1999
                                                 ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                      ($    38,462) ($    67,461)
  Adjustment to Reconcile Net Loss to Net
   Cash Used by Operating Activities;
     Non Cash Expenses                                   -0-        67,461
  Changes in Operating & Liabilities;
   (Increase) in Accounts Payable                     31,077           -0-
   (Increase) in Due to Officers                       7,385           -0-
                                                 ------------  ------------

     Net Cash Used by Operating Activities               -0-           -0-

Cash Flows from Investing Activities                     -0-           -0-
------------------------------------             ------------  ------------

Cash Flows from Financing Activities                     -0-           -0-
------------------------------------             ------------  ------------

     Increase in Cash & Cash Equivalents                 -0-           -0-

     Cash at Beginning of Period                         -0-           -0-
                                                 ------------  ------------
     Cash at End of Period                      $        -0-  $        -0-
                                                 ============  ============
Disclosures from Operating Activities
-------------------------------------

  Interest                                      $        -0-  $        -0-
  Taxes                                                  -0-           -0-



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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

            Year of Loss              Amount       Expiration Date
            -------------------------------------------------------
              1980 to 1999      $      600,054        2000 to 2020

     Current Tax Asset Value of Net Operating Loss
      Carryforwards at Current Prevailing Federal
      Tax Rate                                                $    204,018
     Evaluation Allowance                                          204,018
                                                              -------------
          Net Tax Asset                                       $        -0-
          Current Income Tax Expense                                   -0-
          Deferred Income Tax Benefit                                  -0-



                                    F-7
