Form 10KSB
period 2000-06-30
BASIC ENERGY INC
filed 2000-11-13
CIK 1097900

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
          For the fiscal year ended       June 30, 2000
                                        -----------------

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
          For the transition period from             to
                                         -----------    -----------

                       Commission File Number 0-27849
                                             --------

                             BASIC ENERGY, INC.
                --------------------------------------------
               (Name of small business issuer in its chapter)

       Utah                                                00001748413
-------------------------------                   -------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

3771 South State Street, Salt Lake City, Utah                      84115
---------------------------------------------                   -----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code         (801) 262-8429
                                                           ----------------
Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                   $0.10 par value, common voting shares
                   -------------------------------------
                              (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the
past 90 days.  (1) Yes [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form
10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer's revenue for its most recent fiscal year was $ -0- .

The aggregate market value of the issuer's voting stock held as of November 1, 2000, by non-affiliates of the issuer was $17,851,652. As of November 7, 2000, issuer had 7,200,250 shares of its $0.10 par value common stock outstanding.

                             BASIC ENERGY, INC.
    Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000

--------------------------------------------------------------------------

                            INDEX TO FORM 10-KSB

--------------------------------------------------------------------------
PART I

ITEM 1    DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . .3

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . .6

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .6

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . . . . .6

PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . .6

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . .7

ITEM 7    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . .8

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . .8

PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
          AND CONTROL PERSONS; COMPLIANCE WITH SECTION
          16(a) OF THE EXCHANGE ACT  . . . . . . . . . . . . . . . . . . .8

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 11

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . 12

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 13


PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

---------------------------------------------------------------------------

---------------------------------------------------------------------------

                                   PART I

---------------------------------------------------------------------------

                        FORWARD LOOKING INFORMATION

---------------------------------------------------------------------------

     This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limited the foregoing, words such as "may," "will," "expect," "believe," anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company successfully to develop new products or to anticipate current or prospective customers' product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

---------------------------------------------------------------------------

                      ITEM 1.  DESCRIPTION OF BUSINESS

---------------------------------------------------------------------------

     Basic Energy, Inc was originally organized on June 4, 1926 in the State of Utah under the name The M.M. Lead Company. The Company was established to pursue and develop mining operations. On February 28, 1979, the Company changed its name to M.M. Lead Company and again changed its name to Basic Energy, Inc., on February 22, 1980.

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

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its best judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.


                                     3

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with capital.

REPORTS TO SECURITY HOLDERS

     Prior to filing of the registration statement on Form 10-SB, the Company was not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act. Upon effectiveness of this registration statement, the Company will file annual and quarterly reports with the Securities and Exchange Commission ("SEC"). The public may read and copy materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that contains reports and other information regarding the Company which may be viewed at http://www.sec.gov.

SOURCES OF OPPORTUNITIES

     It is anticipated that business opportunities may be available to the Company from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

     The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other businesses and professional people. Although the Company does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, if management deems it in the best interest of the Company, such firms may be retained. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

CRITERIA

     The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire a business opportunity or enter into a business in any industry and in any stage of development. The Company may enter into a business or opportunity involving a "start up" or new company. The Company may acquire a business opportunity in various stages of its operation.

     In seeking a business venture, the decision of management of the Company will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product or industry, but will be based upon the business objective of seeking long-term capital appreciation in the real value of the Company.



                                     4

     In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; the history of operations; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of the management; the potential for further research, development or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other firm's management and personnel, the ability to market products, and numerous other factors which are difficult if not impossible to analyze through the application of any objective criteria. In many instances, it is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially augment management, or other factors.

     Generally, the Company will analyze all factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single fact as controlling.

METHODS OF PARTICIPATION OF ACQUISITION

     Specific business opportunities will be reviewed and, on the basis of that review, the legal structure or method of participation deemed by management to be suitable will be selected. The Company may consider structures and methods such as leases, purchase and sale agreements, licenses, joint ventures, or other contractual arrangements and may involve a reorganization, merger or consolidation transaction. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

PROCEDURES

     As part of the Company's investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

     The Company will generally request that it be provided with written materials regarding the business opportunity containing such items as: a description of product, service and company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates; relevant analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and other information deemed relevant.

COMPETITION

     The Company expects to encounter substantial competition in its efforts to acquire a business opportunity. The primary competition is from other companies, organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals who are interested in a business opportunity. Many of these companies and groups have substantial financial and personal resources which give such companies considerable advantage over the Company.
                                     5

EMPLOYEES

     The Company does not currently have any employees but relies upon the efforts of its officers and directors to conduct the business of the Company.


---------------------------------------------------------------------------

                      ITEM 2.  DESCRIPTION OF PROPERTY

---------------------------------------------------------------------------

     The Company leases 600 square feet of office space at 3771 South State Street, Salt Lake City, Utah. The lease terms are $50.00 per month, renewable at the same rate every twelve months.


---------------------------------------------------------------------------

                         ITEM 3.  LEGAL PROCEEDINGS

---------------------------------------------------------------------------

     No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.

---------------------------------------------------------------------------

        ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

---------------------------------------------------------------------------

     No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 2000.

---------------------------------------------------------------------------

                                  PART II

---------------------------------------------------------------------------

               ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS

---------------------------------------------------------------------------

     At present, the Company's shares are not publicly traded. There is no assurance that a trading market will develop, or if developed, that it can be sustained. The Company intends to apply for listing on the NASD OTC Bulletin Board. As of the date of this Form 10-KSB, the Company has not yet been listed. Typically, it takes about three months after the filing of the application for listing before the Company is actually listed. As of November 7, 2000 the Company had 177 shareholders holding7,200,250 common shares. Of the issued and outstanding common stock, 1,182,910 are free trading, the balance are "restricted securities" shares as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission . The Company has never paid, nor declared a dividend on its common shares since its inception and does not intend to declare any such dividend in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Utah law.
                                     6

     On October 31, 2000, the Company issued 706,557 shares of its restricted common stock to its past and present officers, directors and consultants for services rendered to the Company during the past 18 months. The number of shares received by each such individual was based on a compensation rate of $40.00 per hour for services rendered and $0.31 per mile as compensation for mileage. The shares issued were valued at $.10 per share. Shares issued were issued as follows:

                                       Number of Shares   Value of Services
                                       ----------------   -----------------
          Jay Gibson                          569,065          $56,906.50
          Ron Burnett                           9,653              965.30
          Karl Seljass                          6,813              681.30
          Joyce Sigler                          2,472              247.20
          Joe Graubard                         32,074            3,207.40
          Frank Dorman                          8,434              843.40
          David W. Kleise                      10,360            1,036.00
          Ronald L. Poulton                    56,886            5,688.60
          J.R. Bullock                         10,800            1,080.00

     All of the shares listed above were issued pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

     On October 31, 2000, the Company issued 40,000 shares of its restricted common stock to Rainbow Meal Worm Company as repayment for moneys loaned to the Company during the past 18 months. The loans were for approximately $4,000. The shares were issued pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

     On October 31, 2000, the Company issued 9,000 shares of its restricted common stock to Carriage Motor Company. The Company rents office space from Carriage Motor Company at a cost of $50.00 per month. The shares were issued in lieu of payment of rent for the past 18 months. The shares were issued pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

--------------------------------------------------------------------------

               ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATIONS

-------------------------------------------------------------------------

     The Company has little cash and has experienced losses. As of June 30, 2000 the Company has -0- cash on hand. As of that date the Company had no outstanding liabilities. The Company has no material commitments for capital expenditures for the next twelve months.

     As of the date of this Form 10-KSB, the Company has yet to generate positive cash flow. The Company has financed its operations primarily through the sale of common stock.

     The Company believes that its current cash needs can be met either through the sale of additional stock or through loans. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling common stock of the Company.

     Management of the Company intends to actively seek business opportunities for the Company during the next twelve months.
                                     7

--------------------------------------------------------------------------

                       ITEM 7.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------

     The following financial statements of the Company are filed as a part of this report:

          Report of Couch, Bierwolf and Chisholm, Certified Public
               Accountant;
          Balance Sheets as of June 30, 2000 and June 30, 1999;
          Statements of Stockholders' Equity for the years ended June 30,
                2000, 1999, and 1998;
          Statements of Cash Flows for the years ended June 30, 2000, 1999, and 1998;
          Notes to Financial Statements.

     There are no financial statement schedules included as part of this report. The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.

--------------------------------------------------------------------------

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------

     Due to the recent and unexpected death of the Company's independent accountant, Darrell Schvaneveldt, the Company has been forced to retain new independent accountants. Schvaneveldt & Company has been acquired by Crouch, Bierwolf & Associates. The board of directors has elected to retain Crouch Bierwolf & Associates as its independent accountants. The Company had no disagreements with Schvaneveldt & Company as to any matter regarding accounting or financial disclosure.

--------------------------------------------------------------------------


                                  PART III

--------------------------------------------------------------------------

           ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
                    AND CONTROL PERSONS; COMPLIANCE WITH
                     SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------

     The following table sets forth as of June 30, 2000 the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

                                     8

NAME           AGE       POSITION                 DIRECTOR OR OFFICER SINCE

Jay W. Gibson  75        President &              June 25, 1980
                         Chairman of the
                         Board of Directors

Ron Burnett    63        Vice-President           September 15, 1990
                         & Director

Karl Seljaas   55        Assistant                March 7, 1999
                         Vice President
                         & Director

Joyce Sigler   55        Secretary                March 7, 1999
                         & Director

Joe Graubard   77        Treasurer                February 5, 1997
                         & Director

     Each Director serves for a period of one year or until his successor is duly elected and qualified. Officers serve at the will of the Board of Directors.

     JAY W. GIBSON, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. Gibson attended Occidental College in Los Angeles, California. While serving in the United States Marine Corps Reserve, he attended Officer's Candidate School and Officer's School. In 1961, he accepted a general management position with Continental Laboratories, Inc., in Denver, Colorado. After leaving Continental, he worked for the Adolf Coors Corporation in Golden, Colorado, where he spent his tenure on the development and marketing of the Golden Choice line of pet foods. Mr. Gibson left the Adolf Coors Corporation in 1968. For the next three years he served as President and Chairman of the Board of Southwestern Diversified Investors, Inc., of Salt Lake City, Utah. He then accepted a position as the General Manager of Industrial Design for Polaris Battery Company, Industrial Commercial Batteries, in Garden Grove, California. He held this position until 1977. Mr. Gibson served as Vice President and General Manager of United Energy for twelve years, he continued his tenure when the company changed its name to Basic Energy, Inc., of California. In 1984, Mr. Gibson accepted the Presidency of Basic Energy, Inc., of Utah, he also serves as Chairman of the Board of Directors.

     RONALD D. BURNETT, VICE PRESIDENT AND DIRECTOR. Mr. Burnett began his career in 1958 as a sales associate with Wood Motor Oldsmobile/Cadillac of Ogden, Utah. In 1964, he accepted a management position with Burnett's Furniture and Appliance located in Murray, Utah. He left Burnett's and became the owner and operator of Burnett's Furniture & Appliance. In 1970, he joined the management team of the Bountiful, Utah, location Menlove Dodge Toyota as the used car manager. Just two years later he accepted the same position with Bountiful Lincoln Mercury, where he was employed until 1978. Since that time Mr. Burnett has been the owner/operator of Carriage Motors & Trailer Sales.


     JOSEPH M. GRAUBARD, SECRETARY/TREASURER AND DIRECTOR. Mr. Graubard is a graduate of the University of Pittsburgh and is a Registered Professional Engineer in the State of Florida and the Commonwealth of Pennsylvania. His 40 year career in management, engineering, product management and construction management has included comprehensive experience in industry and management consulting in the United States and internationally. During his extensive consulting career Mr. Graubard has maintained a high professional perspective, having prepared and presented seminars throughout the world on the subject of project management and control, construction management, claims avoidance and contract administration. He has published various articles on the subject and presented papers at international professional conferences.

     Mr. Graubard's corporate line management and consulting experience has included the development of long range planning functions, corporate organizations, maintenance and production management systems as well as senior in line management of a major steel corporation's engineering function and vice president of a major United States consulting firm. In addition to project and construction management and control experience, he has carried out successful consulting assignments in strategic planning, organization, production planning and control, material management, manpower planning, inventory control, maintenance and work force reduction. He has participated in over 100 assignments as a consultant, managing a majority of them. Mr. Graubard's experience covers both private and public sectors and a variety of industries, including: utility, steel, mining, paper, glass, petroleum, transportation, medical, educational, health products, pharmaceutical and commercial building. He has worked domestically throughout the United States and has been a resident and managed assignments in Italy, Zimbabwe, Venezuela and Brazil. Other assignments have been performed in Mexico, Argentina, Sweden, England, Portugal, Switzerland, United Arab Emirates, France and Thailand.
Employers have included U.S. Steel Corporation, Booz Allen & Hamilton, International Reliance Financial Group and O'Brien Kreitzberg & Associates, Inc.

     JOYCE SIGLER. SECRETARY & DIRECTOR. Ms. Sigler has worked for Basic Energy, Inc. of California since 1992 as the office secretary. Ms. Sigler acts as receptionist, secretary, record keeper, and does both payroll and accounts payable and receivable for the Company. Previous to working at Basic Energy Ms. Sigler worked as General Office manager and in data processing for two companies.

     KARL SELJAAS. ASSISTANT VICE PRESIDENT & DIRECTOR. Mr. Seljaas brings vast experience in mining operations. He served as a smelter worker for Kennecott Copper and as Mine Superintendent for South Hecla Mining for twelve years. He was office manager for Shogun Oil for four years and most recently was owner and operator of Quality Emission in Salt Lake City.

     There are no family relationships between any of the Company's officers and directors. In addition, none of the officers and directors have been involved in legal proceeding which require disclosure in this annual report of the Company.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities, which is to be filed by the officers and directors owning shares in the Company within 10 days after the
effective date of the Company's filing on Form 10-SB.    Form 4 is to
report changes in beneficial ownership and is due on or before the tenth day of the month following any month in which they engage in any transaction in the Company's common stock. Form 5 covers annual statement of changes in beneficial ownership which is due 90 days after the fiscal year end of the Company.

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears that all forms were timely filed.

--------------------------------------------------------------------------

                      ITEM 10.  EXECUTIVE COMPENSATION

--------------------------------------------------------------------------

     The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Registrant's last three completed fiscal years to the Company's, or its principal subsidiaries, chief executive officers during such period (as determined at June 30, 2000 the end of the Registrant's last completed fiscal year).

                         Annual Compensation           Long Term Compensation
                                                       Awards         Payouts
                                                       Restr
Name and                                               icted                 All
Principal                               Bonus  Compen  Stock  Options Other
Position                 Year   Salary $       sation  Awards /SARs   LTIP   Payouts
-------------------------------------------------------------------------------------
Jay W. Gibson            2000   $ -     $ -    $ -     $ -    $ -     $ -    $ -
President & Chairman     1999     -       -      -       -      -       -      -
of the Board             1998     -       -      -       -      -     26,548   -

Ronald D. Burnett        2000     -       -      -       -      -       -      -
Vice President &         1999     -       -      -       -      -       -      -
Director                 1998     -       -      -       -      -      820     -

Karl Seljaas             2000     -       -      -       -      -       -      -
Assitant Vice President  1999     -       -      -       -      -       -      -
& Director               1998     -       -      -       -      -      2,600   -

Joseph M. Graubard       2000     -       -      -       -      -       -      -
Treasurer & Director     1999     -       -      -       -      -       -      -
                         1998     -       -      -       -    $620      -      -

Joyce Sigler             2000     -       -      -       -      -       -      -
Secretary & Director     1999     -       -      -       -      -       -      -
                                     11

     COMPENSATION OF DIRECTORS

     Compensation of Directors, Officers, and other agents is awarded by the issuance of Common Capital Restricted Shares of Stock of the Company, having a par value of ten cents per share. Stock issued is fully paid and non-assessable. The rate of compensation is $40.00 per hour for labor, thirty cents per mile for miles traveled while working for the Company, and any out of pocket expenses are also compensated at the rate of ten cents per share. All stock issued for compensation is issued by the Board of Directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     There are no employment contracts between the Company and any of its Officers or Directors.

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

--------------------------------------------------------------------------

                  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------

     The following table sets forth as of November 1, 2000, the name and the number of shares of the Registrant's Common Stock, par value $0.10 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 7,200,250 outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of    Name and Address of    Amount and Nature of
Class       Beneficial Owner       Beneficial Ownership     Percentage of Class
-------------------------------------------------------------------------------
Common      Ron Burnett (1)                108,893            .015%
            155 W. American Avenue
            Murray, Utah  84108

Common      Joe Graubard (1)               48,674             .007%
            23886 Corte Cajon
            Murrieta, CA 92562

Common      Jay W. Gibson (1),(3)       3,275,033             45.5%
            2405 South Poplar
            Santa Ana, CA 92704

Common      Karl Seljass (1)               32,813             .005%
            2179 Blaine Avenue
            Salt Lake City, UT 84108

                                          12

Common      Joyce Seigler (1)              28,752             .004%
            1305 So. Shelly St.
            Santa Ana, CA 92704

Common      Janet Gibson (4)            3,275,033             45.5%
            2405 South Poplar
            Santa Ana, CA 92704

Common      Richard S. Phillips           360,000              .05%
            1065 S. Main
            Cedar City, UT

Common      Fred Rhyme & Winifred        801,600              .111%
            B. Rhyme
            P.O. Box 4907
            Compton, CA 90224
------------------------------------------------------------------------------------

Common      Officers, Directors and    3,494,165            48.5%
            Nominees as a Group:
            5 persons
------------------------------------------------------------------------------------

(1) Officer and/or director of the Company

(2) The term "beneficial owner" refers to both the power of investment (the right to buy and sell) and rights of ownership (the right to received distributions from the company and proceeds from sales of the shares). Inasmuch as these rights or shares may be held by more than one person, each person who has a beneficial ownership interest in shares is deemed the beneficial owners of the same shares because there is shared power of investment or share rights of ownership.

(3) Includes 601,654 held by Janet Gibson, his wife and 750,000 held by Jay and Janet Gibson as joint tenants.

(4) Includes 1,923,379 held by Jay Gibson, her husband and 750,000 held by Jay and Janet Gibson as joint tenants.

     There are no contracts or other arrangements that could result in a change of control of the Company.

--------------------------------------------------------------------------

                    ITEM 12.  CERTAIN RELATIONSHIPS AND
                            RELATED TRANSACTIONS

--------------------------------------------------------------------------
          None.
--------------------------------------------------------------------------

                                  PART IV

--------------------------------------------------------------------------

                 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------

(a)  Reports on Form 8-K.

     None.
                                     13

(b)  Exhibits.  The following exhibits are included as part of this report:

SEC Exhibit

Exhibit    Reference
Number     Number     Title of Document                           Location
---------- ---------  -----------------------------------    --------------
3.01       3          Articles of Amendment to the            Incorporated
                      Articles of Incorporationby             reference*

3.02       3          Articles of Incorporation               Incorporated
                                                              by reference*

3.03       3          Bylaws                                  Incorporated
                                                              by reference*

16.01      16         Letter on Change in Certifying              Attached
                      Accountant

23.01      23         Consent of Accountant                       Attached

27.01      27         Financial Data Schedule                     Attached


* Incorporated by reference from the Registrant's registration statement on Form 10-SB, as amended, filed with the Commission, SEC File No. 0-27849.


--------------------------------------------------------------------------

                                 SIGNATURES

--------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Basic Energy, Inc.



November 12, 2000                    /S/ Jay W. Gibson
                                     ----------------------------------
                                     Jay W. Gibson
                                     Chairman of the Board and President



November 12, 2000                    /S/ Joseph W. Graubard
                                     ----------------------------------
                                     Joseph W. Graubard
                                     Treasurer and Director










                                     15


                             Basic Energy, Inc.
                       (A Development Stage Company)

                            Financial Statements

                        June 30, 2000, 1999 and 1998



/Letterhead/


                        Independent Auditors Report
                        ----------------------------

To the Board of Directors & Stockholders of Basic Energy, Inc.


We have audited the accompanying balance sheets of Basic Energy, Inc., (a development stage company) as of June 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial
statements based on our audit.   The financial statements of Basic Energy,
Inc., as of June 30, 1999 and 1998, and the period June 30, 1926 (inception) to June 30, 1999 were audited by other auditors whose report dated July 14, 1999, included an explanatory paragraph that described the going concern as discussed in Note #4 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the June 30, 2000 financial statements referred to above present fairly, in all material respects, the financial position of Basic Energy, Inc., as of June 30, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at June 30, 2000. Those conditions raise substantial doubt about it's ability to continue as a going concern. Management's plans regarding those matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/S/ Crouch, Bierwolfr & Associates
Salt Lake City, Utah
November 9, 2000


                             Basic Energy, Inc.
                       (A Development Stage Company)
                               Balance Sheets
                        June 30, 2000, 1999 and 1998

                                               June       June        June
                                           30, 2000   30, 1999    30, 1998
                                          ---------- ----------  ----------
     Assets

Current Assets                            $     -0-  $     -0-   $     -0-
--------------                            ---------- ----------  ----------
                                          $     -0-  $     -0-   $     -0-
                                          ========== ==========  ==========

     Liabilities & Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable                        $  43,691  $     -0-   $     -0-
  Due to Officers                             7,385        -0-         -0-
                                          ---------- ----------  ----------
     Total Current Liabilities               51,076        -0-         -0-
                                          ---------- ----------  ----------

Stockholders' Equity
--------------------

  Common Stock, 20,000,000 Shares
   Authorized at $0.10 Par Value;
   6,444,693 Shares, 6,444,693
   Shares, and 5,545,203 Shares
   Issued and Outstanding Respectively      644,469    644,469     554,520
  Paid In Capital                            42,741     42,741      42,741
  Deficit Accumulated During the
   Development Stage                       (738,286)  (687,210)   (597,261)
                                          ---------- ----------  ----------
     Total Stockholders' Equity             (51,076)       -0-         -0-
                                          ---------- ----------  ----------
     Total Liabilities &
     Stockholders' Equity                 $     -0-  $     -0-   $     -0-
                                          ========== ==========  ==========





 The accompanying notes are an integral part of these financial statements

                                     3

                             Basic Energy, Inc.
                       (A Development Stage Company)
                          Statement of Operations
   Accumulated from the Period June 4, 1926 (Inception) to June 30, 2000 and for the years June 30, 2000, 1999 and 1998

                               Accumulated                2000        1999      1998
                               ---------- ---------- ----------  ----------

Revenues                       $     -0-  $     -0-  $     -0-   $     -0-
--------

Expenses
--------
  General &
   Administrative Expenses       678,286     51,076     89,949      78,227
  Loss on Mining Claims           60,000        -0-        -0-         -0-
                               ---------- ---------- ----------  ----------
     Total Expenses              738,286     51,076     89,949      78,227
                               ---------- ---------- ----------  ----------
     Net Loss                  $(738,286) $ (51,076) $ (89,949)  $ (78,227)
                               ========== ========== ==========  ==========
     Loss Per Share                       $    (.01) $    (.01)  $    (.02)

     Weighted Average Shares
     Outstanding                          6,444,693  5,994,958   4,718,766



 The accompanying notes are an integral part of these financial statements


                             Basic Energy, Inc.
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
                 June 4, 1926 (Inception) to June 30, 2000

                                         Common Stock      Paid In  Accumulated
                                      Shares     Amount    Capital      Deficit
                                   ---------------------------------------------
Balance, June 4, 1926 (Inception)        -0-  $     -0-  $     -0-  $       -0-

Shares Issued for Mining Claims      600,000     60,000

Shares Issued for Cash                 8,475        848

Loss for Year Ended June 30, 1927                                   (       848)

Shares Issued for Cash                10,750      1,075

Loss for Year Ended June 30, 1928                                   (     1,075)

Shares Issued for Cash                93,311      9,331

Loss for Year Ended June 30, 1929                                   (     9,331)

Shares Issued For Cash               112,456     11,246

Loss for Year Ended June 30, 1930                                   (    11,245)

Loss for Year Ended June 30, 1931                                   (        35)

Loss for Year Ended June 30, 1932                                   (        35)

Loss for Year Ended June 30, 1933                                   (        35)

Loss for Year Ended June 30, 1934                                   (        35)

Loss for Year Ended June 30, 1935                                   (        35)

Loss for Year Ended June 30, 1936                                   (        35)

Cash Received from Share Assessment                            363

Shares Canceled for Non Payment of
Assessment                         ( 423,780) (  42,378)    42,378

Shares Issued for Cash                26,144      2,614

 The accompanying notes are an integral part of these financial statements

                                     5

                             Basic Energy, Inc.
                       (A Development Stage Company)
               Statement of Stockholders' Equity -Continued-
                 June 4, 1926 (Inception) to June 30, 2000

                                         Common Stock      Paid In  Accumulated
                                      Shares     Amount    Capital      Deficit
                                   ---------------------------------------------
Loss for Year Ended June 30, 1937                                   (    62,767)

Loss for Year Ended June 30, 1938                                   (        35)

Loss for Year Ended June 30, 1939                                   (        35)

Shares Issued for Cash                 1,000        100

Loss for Year Ended June 30, 1940                                   (        35)

Shares Issued for Cash                 2,500        250

Loss for Year Ended June 30, 1941                                   (       245)

No Activity from 1942 to 1979
Taxes Paid by Officer                                               (     1,330)

Shares Issued for Debt & Services     80,000      8,000

Loss for Year Ended June 30, 1980                                   (     6,670)

Shares issued for Debt & Services    898,200     89,820

Loss for Year Ended June 30, 1981                                   (    89,820)

Shares Issued for Debt & Services    210,000     21,000

Loss for Year Ended June 30, 1982                                   (    21,000)

Shares Issued for Debt & Services     26,244      2,624

Loss for Year Ended June 30, 1983                                   (     2,624)

Loss for Year Ended June 30, 1984                                   (       110)

Loss for Year Ended June 30, 1985                                   (       110)

Shares Issued for Debt & Services  1,140,500    114,050

 The accompanying notes are an integral part of these financial statements

                                     6

                             Basic Energy, Inc.
                       (A Development Stage Company)
               Statement of Stockholders' Equity -Continued-
                 June 4, 1926 (Inception) to June 30, 2000

                                         Common Stock      Paid In  Accumulated
                                      Shares     Amount    Capital      Deficit
                                   ---------------------------------------------

Loss for Year Ended June 30, 1986                                   (   113,830)

Loss for Year Ended June 30, 1987                                   (       110)

Shares Issued for Debt & Services    425,000     42,500

Loss for Year Ended June 30, 1988                                   (    42,390)

Loss for Year Ended June 30, 1989                                   (       110)

Shares Issued for Debt & Services    262,410     26,241

Loss for Year Ended June 30, 1990                                   (    26,155)

Loss for Year Ended June 30, 1991                                   (       110)

Loss for Year Ended June 30, 1992                                   (       110)

Loss for Year Ended June 30, 1993                                   (       110)

Loss for Year Ended June 30, 1994                                   (       110)

Loss for Year Ended June 30, 1995                                   (       110)

Loss for Year Ended June 30, 1996                                   (       110)

Shares Issued for Debt & Services  1,289,723    128,972

Loss for Year Ended June 30, 1997                                   (   128,289)
                                   ---------------------------------------------
Balance, June 30, 1997             4,762,933    476,293     42,741  (   519,034)

Shares Issued for Debt & Services    782,270     78,227

Loss for Year Ended June 30, 1998                                   (    78,227)
                                   ---------------------------------------------
Balance, June 30, 1998             5,545,203    554,520     42,741  (   597,261)

Shares Issued for Cost & Services    899,490     89,949


 The accompanying notes are an integral part of these financial statements
                                     7

                             Basic Energy, Inc.
                       (A Development Stage Company)
               Statement of Stockholders' Equity -Continued-
                 June 4, 1926 (Inception) to June 30, 2000

                                         Common Stock      Paid In  Accumulated
                                      Shares     Amount    Capital      Deficit
                                   ---------------------------------------------
Loss for Year Ended June 30, 1999                                   (    89,949)
                                   ---------------------------------------------
Balance, June 30, 1999             6,444,693    644,469     42,741  (   687,210)

Loss for Year Ended June 30, 2000                                   (    51,076)
                                   ---------------------------------------------
Balance, June 30, 2000             6,444,693  $ 644,469  $  42,741  ($  738,286)
                                   =============================================


 The accompanying notes are an integral part of these financial statements


                             Basic Energy, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
         Accumulated from June 4, 1926 (Inception) to June 30, 2000 and the Years Ended June 30, 2000, 1999 and 1998

                                       Accumulated       2000       1999        1998
                                         ---------- ---------- ----------  ----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                               ($738,286) ($ 51,076) ($ 89,949)  ($165,288)
  Adjustments to Reconcile Net Loss to
   Cash Used by Operating Activities;
     Non Cash                              652,460     51,076     89,949     165,288
     Loss on Mining Claim                   60,000        -0-        -0-         -0-
                                         ---------- ---------- ----------  ----------
     Cash Used from Operating Activities (  25,826)       -0-        -0-         -0-

Cash Flows from Investing Activities           -0-        -0-        -0-         -0-
------------------------------------     ---------- ---------- ----------  ----------

Cash Flows from Financial Activities
------------------------------------
  Proceeds from Sale of Common Stock        25,463        -0-        -0-         -0-
  Proceeds from Assessment on
   Common Stock                                363        -0-        -0-         -0-
                                         ---------- ---------- ----------  ----------
     Cash Provided from Financing
     Activities                             25,826        -0-        -0-         -0-
                                         ---------- ---------- ----------  ----------
     Increase (Decrease) in Cash               -0-        -0-        -0-         -0-

     Cash at Beginning of Period               -0-        -0-        -0-         -0-

     Cash at End of Period               $     -0-  $     -0-  $     -0-   $     -0-
                                         ========== ========== ==========  ==========
Disclosures for Operating Activities
------------------------------------
  Interest                               $     -0-  $     -0-  $     -0-   $     -0-
  Taxes                                        -0-        -0-        -0-         -0-


 The accompanying notes are an integral part of these financial statements

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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

                                Year of Loss     Amount  Expiration Date
                              --------------- ---------- ----------------
                                1985 to 2000  $ 556,732     2000 to 2020

     Current Tax Asset Value of Net Operating Loss Carryforwards
      at Current Prevailing Federal Tax Rate                     $ 189,289
     Evaluation Allowance                                        ( 189,289)
                                                                 ----------
       Net Tax Asset                                             $     -0-
       Current Income Tax Expense                                      -0-
       Deferred Income Tax Benefit                                     -0-

NOTE #6 - New Technical Pronouncements
--------------------------------------
In February 1997, SFAS No. 129, "Disclosure of Information about Capital Structure" was issued effective for periods ending after December 15, 1997. The Company has adopted the disclosure provisions of SFAS No. 129 effective with the fiscal year ended December 31, 1998.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 130 effective with the fiscal year ended December 31, 1998. Adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements.


                             Basic Energy, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #6 - New Technical Pronouncements -Continued-
--------------------------------------------------

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued for fiscal year beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 131, effective with the fiscal years ended December 31, 1998. Adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

NOTE #7 - Subsequent Event
--------------------------

In October of 2000, Basic Energy, Inc., issued 755,557 shares of its "Restricted Common Stock" at $0.10 per share, as payment for services rendered.
