Form 10QSB
period 2000-09-30
BASIC ENERGY INC
filed 2000-11-14
CIK 1097900

                               United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

 For the Quarter Ended                               Commission File Number
   September 30, 2000                                        0-27849

                             BASIC ENERGY, INC.
                            -------------------
           (Exact name of registrant as specified in its charter)

                                   UTAH
                                  -------
       (State or other jurisdiction of incorporation or organization)

                                00001748413
                               -------------
                    (I.R.S. Employer Identification No.)

                          3771 South State Street
                         Salt Lake City, Utah 84115
                       -----------------------------
                  (Address of principal executive offices)

                               (801) 262-8429
                              ---------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:          None
                                                                    -------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            X  Yes        No
          ----       ----

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

Common stock, par value $0.10; 7,200,250 shares outstanding as of November 7, 2000



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Basic Energy, Inc.
                       (A Development Stage Company)
                               Balance Sheet
         For the Three Months Ended September 30, 2000 (Unaudited)
                      and the Year Ended June 30, 2000

                                                    September         June
                                                     30, 2000     30, 2000
                                                   -----------  -----------
     Assets

Current Assets                                     $      -0-  $       -0-
--------------                                     -----------  -----------
     Total Assets                                  $      -0-  $       -0-
                                                   ===========  ===========

     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                 $   68,171  $    43,691
  Due to Officers                                       7,385        7,385
                                                   -----------  -----------
     Current Liabilities                               75,556       51,076
                                                   -----------  -----------
Stockholders' Equity
--------------------
  Common Stock Authorized, 20,000,000
   Shares at $0.10 Par Value;
   6,444,693 Shares & 6,444,693 Shares
   Issued & Outstanding                               644,469      644,469
  Paid In Capital                                      42,741       42,741
  Deficit Accumulated                              (  762,766) (   738,238)
                                                   -----------  -----------
     Total Stockholders' Equity                    (   75,556) (     1,076)
                                                   -----------  -----------
     Total Liabilities & Stockholders' Equity      $      -0-  $       -0-
                                                   ===========  ===========

                                     2

                             Basic Energy, Inc.
                       (A Development Stage Company)
                    Statements of Operations (Unaudited)
        For the Three Months Periods Ended September 30, 2000 & 1999

                                                    September    September
                                                     30, 2000     30, 1999
                                                   -----------  -----------
Revenue                                            $      -0-  $       -0-
-------                                            -----------  -----------

Expenses
--------
  General and Administrative                           24,480       10,119
                                                   -----------  -----------
  Income or (Loss) from Operations                 ($  24,480) ($   10,119)
                                                   ===========  ===========

  Earnings (Loss) Per Share                        ($    0.00) ($     0.00)

  Weighted Average Shares Outstanding               6,444,693    6,444,693



                                     3

                             Basic Energy, Inc.
                       (A Development Stage Company)
                    Statements of Cash Flows (Unaudited)
       For the Three Months Periods Ended September 30, 2000 and 1999

                                                         2000         1999
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                         ($  24,480) ($   10,119)
  Adjustments to Reconcile Net Loss to Net Cash
   Used by Operating Activities;
     Non Cash                                          24,480       10,119
                                                   -----------  -----------
     Cash Used from Operating Activities                  -0-          -0-

Cash Flows from Investing Activities                      -0-          -0-
------------------------------------               -----------  -----------

Cash Flows from Financing Activities                      -0-          -0-
------------------------------------               -----------  -----------

     Net Increase (Decrease) in Cash                      -0-          -0-

     Cash at Beginning of Period                          -0-          -0-
                                                   -----------  -----------
     Cash at End of Period                         $      -0-  $       -0-
                                                   ===========  ===========

Disclosures from Operating Activities
-------------------------------------

  Interest                                         $      -0-  $       -0-
  Taxes                                                   -0-          -0-




                                     4

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



                                     5

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


ITEM 2.  PLAN OF OPERATIONS

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

     Plan of Operations

     The Company has little cash and has experienced losses. As of September 30,2000, the Company has -$0- cash on hand. As of that date the Company had no outstanding liabilities. The Company has no material commitments for capital expenditures for the next twelve months.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     None.

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     The following securities, which are not registered under the Securities Act of 1933, were issued by the Company since July 1, 2000:


                                     6

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

                             Number of Shares   Value of Services
     Jay Gibson                      569,065          $56,906.50
     Ron Burnett                       9,653              965.30
     Karl Seljass                      6,813              681.30
     Joyce Sigler                      2,472               47.20
     Joe Graubard                     32,074            3,207.40
     Frank Dorman                      8,434              843.40
     David W. Kleise                  10,360            1,036.00
     Ronald L. Poulton                56,886            5,688.60
     J.R. Bullock                     10,800            1,080.00

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

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 2000.

     (B) Exhibits. The following exhibits are included as part of this report:

     Exhibit   SEC  Exhibit
     Number    Ref. Number    Title of Document             Location
     --------  ------------   -------------------------     --------------

     27        27             Financial Data Schedule       Attached

                                     7

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                              Basic Energy, Inc.


November 13, 2000             //s// Jay W. Gibson
                              -------------------------------------------
                              Jay W. Gibson
                              Chairman of the Board and President




November 13, 2000             //s// Joseph W. Graubard
                              -------------------------------------------
                              Joseph M. Graubard
                              Treasurer and Director





                                     8
