Form 10KSB/A
period 2000-06-30
BASIC ENERGY INC
filed 2000-12-14
CIK 1097900

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB/A-1

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

                         Annual Compensation           Long Term Compensation
                                                       Awards         Payouts
                                                       Restr
Name and                                               icted                 All
Principal                               Bonus  Compen  Stock  Options Other
Position                 Year   Salary $       sation  Awards /SARs   LTIP   Payouts
-------------------------------------------------------------------------------------
Jay W. Gibson            2000   $ -     $ -    $ -     $ -    $ -     $ -    $ -
President & Chairman     1999     -       -      -       -      -       -      -
of the Board             1998     -       -      -       -  6,548       -      -

Ronald D. Burnett        2000     -       -      -       -      -       -      -
Vice President &         1999     -       -      -       -      -       -      -
Director                 1998     -       -      -       -    820       -      -

Karl Seljaas             2000     -       -      -       -      -       -      -
Assitant Vice President  1999     -       -      -       -      -       -      -
& Director               1998     -       -      -       -  2,600       -      -

Joseph M. Graubard       2000     -       -      -       -      -       -      -
Treasurer & Director     1999     -       -      -       -      -       -      -
                         1998     -       -      -       -    620       -      -

Joyce Sigler             2000     -       -      -       -      -       -      -
Secretary & Director     1999     -       -      -       -      -       -      -
                                     11

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


                                     Basic Energy, Inc.



December 12, 2000                    /S/ Jay W. Gibson
                                     ----------------------------------
                                     Jay W. Gibson
                                     Chairman of the Board and President



December 12, 2000                    /S/ Joseph W. Graubard
                                     ----------------------------------
                                     Joseph W. Graubard
                                     Treasurer and Director










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
                                          ========== ==========  ==========

     Liabilities & Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable                        $  31,077  $     -0-   $     -0-
  Due to Officers                             7,385        -0-         -0-
                                          ---------- ----------  ----------
     Total Current Liabilities               38,462        -0-         -0-
                                          ---------- ----------  ----------

Stockholders' Equity
--------------------

  Common Stock, 20,000,000 Shares
   Authorized at $0.10 Par Value;
   6,444,693 Shares, 6,444,693
   Shares, and 5,545,203 Shares
   Issued and Outstanding Respectively      644,469    644,469     554,520
  Paid In Capital                            42,741     42,741      42,741
  Deficit Accumulated During the
   Development Stage                       (725,672)  (687,210)   (597,261)
                                          ---------- ----------  ----------
     Total Stockholders' Equity             (38,462)       -0-         -0-
                                          ---------- ----------  ----------
     Total Liabilities &
     Stockholders' Equity                 $     -0-  $     -0-   $     -0-
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
--------

Expenses
--------
  General &
   Administrative Expenses        665,672    38,462     89,949      78,227
  Loss on Mining Claims            60,000       -0-        -0-         -0-
                               ---------- ---------- ----------  ----------
     Total Expenses               725,672    38,462     89,949      78,227
                               ---------- ---------- ----------  ----------
     Net Loss                  $(725,672) $ (38,462) $ (89,949)  $ (78,227)
                               ========== ========== ==========  ==========
     Loss Per Share                       $    (.01) $    (.01)  $    (.02)

     Weighted Average Shares
     Outstanding                          6,444,693  5,994,958   4,718,766



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


 The accompanying notes are an integral part of these financial statements
                                     7

                             Basic Energy, Inc.
                       (A Development Stage Company)
               Statement of Stockholders' Equity -Continued-
                 June 4, 1926 (Inception) to June 30, 2000

                                         Common Stock      Paid In  Accumulated
                                      Shares     Amount    Capital      Deficit
                                   ---------------------------------------------
Loss for Year Ended June 30, 1999                                   (    89,949)
                                   ---------------------------------------------
Balance, June 30, 1999             6,444,693    644,469     42,741  (   687,210)

Loss for Year Ended June 30, 2000                                   (    38,462)
                                   ---------------------------------------------
Balance, June 30, 2000             6,444,693  $ 644,469  $  42,741  ($  725,672)
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

                                       Accumulated       2000       1999        1998
                                         ---------- ---------- ----------  ----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                               ($725,672) ($ 38,462) ($ 89,949)  ($165,288)
  Adjustments to Reconcile Net Loss to
   Cash Used by Operating Activities;
     Non Cash                              639,846     38,462     89,949     165,288
     Loss on Mining Claim                   60,000        -0-        -0-         -0-
                                         ---------- ---------- ----------  ----------
     Cash Used from Operating Activities (  25,826)       -0-        -0-         -0-

Cash Flows from Investing Activities           -0-        -0-        -0-         -0-
------------------------------------     ---------- ---------- ----------  ----------

Cash Flows from Financial Activities
------------------------------------
  Proceeds from Sale of Common Stock        25,463        -0-        -0-         -0-
  Proceeds from Assessment on
   Common Stock                                363        -0-        -0-         -0-
                                         ---------- ---------- ----------  ----------
     Cash Provided from Financing
     Activities                             25,826        -0-        -0-         -0-
                                         ---------- ---------- ----------  ----------
     Increase (Decrease) in Cash               -0-        -0-        -0-         -0-

     Cash at Beginning of Period               -0-        -0-        -0-         -0-

     Cash at End of Period               $     -0-  $     -0-  $     -0-   $     -0-
                                         ========== ========== ==========  ==========
Disclosures for Operating Activities
------------------------------------
  Interest                               $     -0-  $     -0-  $     -0-   $     -0-
  Taxes                                        -0-        -0-        -0-         -0-


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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

                                Year of Loss     Amount  Expiration Date
                              --------------- ---------- ----------------
                                1985 to 2000  $ 518,292     2000 to 2020

     Current Tax Asset Value of Net Operating Loss Carryforwards
      at Current Prevailing Federal Tax Rate                     $ 176,219
     Evaluation Allowance                                        ( 176,219)
                                                                 ----------
       Net Tax Asset                                             $     -0-
       Current Income Tax Expense                                      -0-
       Deferred Income Tax Benefit                                     -0-

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