Form 10QSB
period 2000-12-31
BASIC ENERGY INC
filed 2001-02-21
CIK 1097900

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
  December 31, 2000                                          0-27849

                             BASIC ENERGY, INC.
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                    ----
       (State or other jurisdiction of incorporation or organization

                                00001748413
                              ---------------
                    (I.R.S. Employer Identification No.)

                          3771 South State Street
                          ------------------------
                         Salt Lake City, Utah 84115
                        ---------------------------
                  (Address of principal executive offices)

                               (801) 262-8429
                             ------------------
            (Registrant's telephone number, including area code)

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

        Common stock, par value $0.10; 7,339,030 shares outstanding as of February 20, 2001
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             Basic Energy, Inc.
                       (A Development Stage Company)
                               Balance Sheet
             For the Six Months Period Ended December 31, 2000
                      and the Year Ended June 30, 2000

                                                     December         June
                                                     31, 2000     30, 2000
                                                  ------------ ------------
     Assets

Current Assets                                     $        -   $        -
                                                  ------------ ------------
     Total Current Assets                          $        -   $        -
                                                  ============ ============
     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                 $   12,709   $   43,691
  Due to Officers                                      14,098        7,385
                                                  ------------ ------------
     Total Current Liabilities                         26,807       51,076

Stockholders' Equity
--------------------
  Common Stock, 20,000,000 Shares
   Authorized at $0.10 Par Value; 7,200,250 &
   6,444,693 Shares Issued & Outstanding
   Respectively                                       720,250      644,469
  Paid In Capital                                      42,741       42,741
  Deficit Accumulated During the Development
   Stage                                             (789,798)    (738,286)
                                                  ------------ ------------
     Total Stockholders' Equity                       (26,807)     (51.076)
                                                  ------------ ------------
     Total Liabilities & Stockholders' Equity      $        -   $        -
                                                  ============ ============




                           See Accompanying Notes
                                     2





                             Basic Energy, Inc.
                       (A Development Stage Company)
                          Statements of Operations
      For the Three Months Period October 1, 2000 to December 2000 and
      the Three Months Period October 1, 1999 to December 31, 1999 and
        the Six Months Period July 1, 2000 to December 31, 2000 and
          the Six Months Period July 1, 1999 to December 31, 1999

                             October      October        July         July
                          1, 2000 to   1, 1999 to  1, 2000 to   1, 1999 to
                            December     December    December     December
                            31, 2000     31, 1999    31, 2000     31, 1999
                          -----------  ----------- -----------  -----------

Revenue                    $       -    $       -   $       -    $       -
-------                   -----------  ----------- -----------  -----------

Expenses
--------
  General &
   Administrative Expense     14,098          844      29,354        2,923
  Professional Fees            4,025        2,436      12,709        7,796
  Consulting Fees                  -        2,020           -        4,700
                          -----------  ----------- -----------  -----------
     Total Expenses           18,123        5,300      42,603       15,419
                          -----------  ----------- -----------  -----------
     Net Loss             $  (18,123)  $   (5,300) $  (42,603)  $  (15,419)
                          ===========  =========== ===========  ===========

     Basic & Diluted
     Loss Per Share       $    (0.00)  $    (0.00) $    (0.00)  $   (0.002)

     Weighted Average
     Shares Outstanding    7,200,500    6,444,693   7,200,500    6,444,693




                           See Accompanying Notes
                                     3


                             Basic Energy, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
              For the Period July 1, 2000 to December 31, 2000
             and the Period July 1, 1999 and December 31, 1999

                                                     December     December
                                                     31, 2000     31, 1999
                                                  ------------ ------------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                         $  (42,603)  $  (15,419)
  Adjustment to Reconcile Net Loss to Net
   Cash Used by Operating Activities;
     Non Cash Expenses                                 15,796            -
  Changes in Operating & Liabilities;
   (Increase) in Accounts Payable                      12,709       13,619
   (Increase) in Due to Officers                       14,098        1,800
                                                  ------------ ------------
     Net Cash Used by Operating Activities                  -            -

Cash Flows from Investing Activities                        -            -
------------------------------------              ------------ ------------

Cash Flows from Financing Activities                        -            -
------------------------------------              ------------ ------------

     Increase in Cash & Cash Equivalents                    -            -

     Cash at Beginning of Period                            -            -
                                                  ------------ ------------
     Cash at End of Period                         $        -   $        -
                                                  ============ ============

Disclosures from Operating Activities
-------------------------------------
  Interest                                         $        -   $        -
  Taxes                                                     -            -


                           See Accompanying Notes
                                     4

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




                                     5
                             Basic Energy, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #4 - Going Concern

The Company has no assets and no operations from which it can obtain working capital. The Company recognizes that it must find a source of working capital or the Company may not be able to continue its existence.
















                                     6

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

     Plan of Operations

     The Company has little cash and has experienced losses. As of December 31, 2000, the Company has -$0- cash on hand. As of that date the Company had no outstanding liabilities. The Company has no material commitments for capital expenditures for the next twelve months.

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

     The following securities, which are not registered under the Securities Act of 1933, were issued by the Company since October 1, 2000:

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

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 2000.

     (B) Exhibits. The following exhibits are included as part of this report:

     None.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                              Basic Energy, Inc.


February 19, 2001             /s/ Jay W. Gibson
                              -------------------------------------------
                              Jay W. Gibson
                              Chairman of the Board and President




February 19, 2001             /s/ Joseph W. Graubard
                              -------------------------------------------
                              Joseph M. Graubard
                              Treasurer and Director




