Form 10QSB
period 2001-03-31
BASIC ENERGY INC
filed 2001-05-15
CIK 1097900

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
     March 31, 2000                                          0-27849

                             BASIC ENERGY, INC.
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                  -------
       (State or other jurisdiction of incorporation or organization)

                                00001748413
                    (I.R.S. Employer Identification No.)

                          3771 South State Street
                         Salt Lake City, Utah 84115
                      --------------------------------
                  (Address of principal executive offices)

                               (801) 262-8429
                              ----------------
(Registrant's telephone number, including area code)

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

        Common stock, par value $0.10; 7,339,030 shares outstanding as of May 11, 2001

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Basic Energy, Inc.
                       (A Development Stage Company)
                               Balance Sheets

                                                         March        June
                                                      31, 2001    30, 2000
                                                     ----------  ----------
                                                     (Unaudited)
          Assets

Current Assets                                       $       -   $       -
                                                     ----------  ----------
          Total Current Assets                       $       -   $       -
                                                     ==========  ==========

          Liabilities & Stockholders' Equity

Current Liabilities
-------------------
       Accounts Payable                              $  12,083   $  43,691
       Due to Officers                                  33,162       7,385
                                                     ----------  ----------

          Total Current Liabilities                     45,245      51,076

Stockholders' Equity
--------------------
       Common Stock, 20,000,000 Shares
       Authorized at $0.10 Par Value;
        7,200,250 & 6,444,693 Shares
        Issued & Outstanding Respectively              720,250     644,469
       Paid In Capital                                  42,741      42,741
       Deficit Accumulated During the
        Development Stage                             (808,236)   (738,286)
                                                     ----------  ----------
          Total Stockholders' Equity                   (45,245)    (51,076)
                                                     ----------  ----------
          Total Liabilities &
          Stockholders' Equity                       $       -   $       -
                                                     ==========  ==========

                           See Accompanying Notes

                             Basic Energy, Inc.
                       (A Development Stage Company)
                          Statements of Operations
                                 Unaudited

                                         For the Three          For the Nine
                                          Months Ended          Months Ended
                                        March      March      March       March
                                     31, 2001   31, 2000   31, 2001    31, 2000
                                    ---------- ---------- ----------  ----------

Revenue                             $       -  $       -  $       -  $       -
-------
Expenses
--------
       General &
        Administrative Expense         16,664      3,141     46,018       6,064
       Professional Fees                    -      1,982     12,709       9,778
       Consulting Fees                      -     17,920          -      22,620
                                    ---------- ---------- ----------  ----------
          Total Expenses               16,664     23,043     58,727      38,462
                                    ---------- ---------- ----------  ----------
          Net Loss                  $ (16,664) $ (23,043) $ (58,727)  $ (38,462)
                                    ========== ========== ==========  ==========
          Basic & Diluted Loss
          Per Share                 $   (0.00) $  (0.003) $   (0.00)  $  (0.005)

          Weighted Average
          Shares Outstanding        7,200,500  7,200,500  7,200,500   7,200,500




                           See Accompanying Notes

                             Basic Energy, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
                                 Unaudited

                                                        March       March
                                                      31, 2001    31, 2000
                                                     ----------  ----------
Cash Flows from Operating Activities
------------------------------------
       Net Loss                                      $ (45,245)  $ (38,462)
       Adjustment to Reconcile Net Loss to Net
        Cash Used by Operating Activities;
        (Increase) in Accounts Payable                  12,083      31,077
        (Increase) in Due to Officers                   33,162       7,385
                                                     ----------  ----------
          Net Cash Used by Operating Activities              -           -

Cash Flows from Investing Activities                         -           -
------------------------------------                 ----------  ----------
Cash Flows from Financing Activities                         -           -
------------------------------------                 ----------  ----------

          Increase in Cash & Cash Equivalents                -           -

          Cash at Beginning of Period                        -           -
                                                     ----------  ----------
          Cash at End of Period                      $       -   $       -
                                                     ==========  ==========

Disclosures from Operating Activities
-------------------------------------

       Interest                                      $       -   $       -
       Taxes                                                 -           -


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

     Plan of Operations

     The Company has little cash and has experienced losses. As of March 31, 2001, the Company has -$0- cash on hand. As of that date the Company had no outstanding liabilities. The Company has no material commitments for capital expenditures for the next twelve months.

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

     The Company issued no securities during the quarter ended March 31, 2001.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 2000.

     (B)  Exhibits.

     None.



                                     8
                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Basic Energy, Inc.


May 14, 2001                         /s/ Jay W. Gibson
                                     -----------------------
                                     Jay W. Gibson
                                     Chairman of the Board and President

May 14, 2001



                                     /s/ Joseph W. Graubard
                                     ------------------------
                                     Joseph M. Graubard
                                     Treasurer and Director








