Form 10QSB/A
period 2001-03-31
BASIC ENERGY INC
filed 2001-08-07
CIK 1097900

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                               FORM 10-QSB/A

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
---------------------                                ----------------------
     March 31, 2001                                           0-27849

                             BASIC ENERGY, INC.
                             ------------------
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                   -----
       (State or other jurisdiction of incorporation or organization

                                00001748413
                                ------------
                    (I.R.S. Employer Identification No.)

                          3771 South State Street
                         Salt Lake City, Utah 84115
                        ----------------------------
                  (Address of principal executive offices)

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

           X    Yes         No
         ------        -----

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

        Common stock, par value $0.10; 7,339,030 shares outstanding as of May 11, 2001


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             Basic Energy, Inc.
                       (A Development Stage Company)
                               Balance Sheets

                                                        March         June
                                                     31, 2001     30, 2000
                                                  ------------ ------------
                                                   (Unaudited)

     Assets

Current Assets                                    $         -  $         -
--------------                                    ------------ ------------

     Total Current Assets                         $         -  $         -
                                                  ============ ============

     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                $    12,083  $    43,691
  Due to Officers                                      19,509        7,385
                                                  ------------ ------------
     Total Current Liabilities                         31,592       51,076

Stockholders' Equity
--------------------
  Common Stock, 20,000,000 Shares
   Authorized at $0.10 Par Value;
   7,339,030 & 6,444,693 Shares
   Issued & Outstanding Respectively                  733,903      644,469
  Paid In Capital                                      42,741       42,741
  Deficit Accumulated During the
   Development Stage                                 (808,236)    (738,286)
                                                  ------------ ------------
     Total Stockholders' Equity                       (31,592)     (51,076)
                                                  ------------ ------------
     Total Liabilities & Stockholders' Equity     $         -  $         -
                                                  ============ ============

                           See Accompanying Notes
                                     2

                             Basic Energy, Inc.
                       (A Development Stage Company)
                          Statements of Operations
                                 Unaudited

                               For the Three            For the Nine
                                Months Ended            Months Ended
                             March        March       March        March
                            31, 2001     31, 2000    31, 2001     31, 2000
                          -----------  ----------- -----------  -----------
Revenue                   $     -      $     -     $     -      $     -
-------                   -----------  ----------- -----------  -----------

Expenses
--------
  General &
   Administrative
   Expense                    16,664        3,141      46,018        6,064
  Professional Fees                -        1,982      12,709        9,778
  Consulting Fees                  -       17,920           -       22,620
                          -----------  ----------- -----------  -----------
     Total Expenses           16,664       23,043      58,727       38,462
                          -----------  ----------- -----------  -----------
     Net Loss             $  (16,664)  $  (23,043) $  (58,727)  $  (38,462)
                          ===========  =========== ===========  ===========

     Basic & Diluted
     Loss Per Share       $    (0.00)  $    (0.00) $    (0.00)  $    (0.00)

     Weighted Average
     Shares Outstanding    7,339,030    6,444,693   7,200,500    6,444,693





                           See Accompanying Notes
                                     3

                             Basic Energy, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
                                 Unaudited

                                                      March        March
                                                    31, 2001     31, 2000
                                                  ------------ ------------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                        $   (31,592) $   (38,462)
  Adjustment to Reconcile Net Loss to Net
   Cash Used by Operating Activities;
   (Increase) in Accounts Payable                      12,083       31,077
   (Increase) in Due to Officers                       19,509        7,385
                                                  ------------ ------------
     Net Cash Used by Operating Activities                  -            -

Cash Flows from Investing Activities                        -            -
------------------------------------              ------------ ------------

Cash Flows from Financing Activities                        -            -
------------------------------------              ------------ ------------
     Increase in Cash & Cash Equivalents                    -            -

     Cash at Beginning of Period                            -            -
                                                  ------------ ------------
     Cash at End of Period                        $         -  $         -
                                                  ============ ============

Disclosures from Operating Activities
-------------------------------------
  Interest                                        $         -  $         -
  Taxes                                                     -            -








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

NOTE #3 - Going Concern
-----------------------

The Company has no assets and no operations from which it can obtain working capital. The Company recognizes that it must find a source of working capital or the Company may not be able to continue its existence.







                                     5

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

     On January 24, 2001, the Company issued 138,780 shares of its restricted common stock to its officers and directors for services rendered to the Company. The number of shares received by each such individual was based on a compensation rate of $40.00 per hour for services rendered and $0.31 per mile as compensation for mileage. The shares issued were valued at $.10 per share. Shares issued were issued as follows:

                        Number of Shares   Value of Services
     Jay W. Gibson              115,130           $11,513.00
     Ron Burnett                  6,200               620.00
     Karl Seljass                 6,970               697.00
     Joyce Sigler                 2,880               288.00
     Joe Graubard                 7,600                76.00

                                     6
     All of the shares listed above were issued pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No cash was received by the Company.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 2000.

     (B)  Exhibits.

     None.














                                     7

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                             Basic Energy, Inc.


August 3, 2001                    /s/ Jay W. Gibson
                             -------------------------------------------
                             Jay W. Gibson
                             Chairman of the Board and President




August 3, 2001                    /s/ Joseph M. Graubard
                             -------------------------------------------
                             Joseph M. Graubard
                             Treasurer and Director















                                     8