Form 10KSB
period 2001-06-30
BASIC ENERGY INC
filed 2001-10-01
CIK 1097900

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended       June 30, 2001
                                    -------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                                         ------------    ------------
                       Commission File Number 0-27849

                             BASIC ENERGY, INC.
               ----------------------------------------------
               (Name of small business issuer in its chapter)

      Utah                                                  00001748413
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

 3771 South State Street, Salt Lake City, Utah                     84115
-----------------------------------------------                  ----------
   (Address of principal executive offices)                      (Zip Code)

     Issuer's telephone number, including area code       (801) 262-8429
                                                          ---------------
          Securities registered pursuant to section 12(b) of the Exchange
          Act:
                                    None

          Securities registered under Section 12(g) of the Exchange Act:

                   $0.10 par value, common voting shares
                              (Title of class)

     Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]
                      -----   -----
     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this form 10-KSB or any amendment to this Form 10-KSB.  [   ]

       The issuer's revenue for its most recent fiscal year was $ 0.

     The aggregate market value of the issuer's voting stock held as of September 21, 2001, by non-affiliates of the issuer was $295,187. As of September 21, 2001, issuer had 7,339,030 shares of its $0.10 par value common stock outstanding.
                             BASIC ENERGY, INC.
    Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2001

-------------------------------------------------------------------------

                            INDEX TO FORM 10-KSB

-------------------------------------------------------------------------

     PART I

     ITEM 1    DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . .

     ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . .

     ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .

     ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . . . . .

     PART II

     ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . .

     ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . .

     ITEM 7    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . .

     ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND
FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . . . . .

     PART III

     ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  . . . . . . . . . . . .

     ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . .

     ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .

     ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . .


PART IV

     ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     --------------------------------------------------------------------------

     PART I

--------------------------------------------------------------------------

FORWARD LOOKING INFORMATION

--------------------------------------------------------------------------

     This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limited the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company, acquisition of a business opportunity, may participate; competition within the industry in which the Company may enter, including competition from much larger competitors; technological advances which could render the Company's future products or services less competitive or obsolete; failure by the Company, once it has acquired a business, to successfully develop new products or to anticipate current or prospective customers' product needs; price increase or supply limitations for components purchased by the Company for use in future products; and delays, reductions, or cancellations of orders placed with the Company if and when it acquires a business opportunity.

--------------------------------------------------------------------------

                      ITEM 1.  DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------

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

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with capital.

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

     The Company will generally request that it be provided with written materials regarding the business opportunity containing such items as: a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates; relevant analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and other information deemed relevant.

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

--------------------------------------------------------------------------

                      ITEM 2.  DESCRIPTION OF PROPERTY

--------------------------------------------------------------------------

     The Company leases 600 square feet of office space at 3771 South State Street, Salt Lake City, Utah. The lease terms are $50.00 per month, renewable at the same rate every twelve months.

--------------------------------------------------------------------------

                         ITEM 3.  LEGAL PROCEEDINGS

--------------------------------------------------------------------------

     No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.

--------------------------------------------------------------------------

        ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------

     No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 2001.

--------------------------------------------------------------------------

                                  PART II

--------------------------------------------------------------------------

               ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------

     On September 24, 2001 the NASD approved the Company for listing on the NASD OTC Bulletin Board. The Company's shares will be listed under the symbol "BEGI." There is no assurance that a widely traded market will develop for the Company's shares, or if developed, that it can be sustained.

     As of September 21, 2001 the Company had 188 shareholders holding 7,339,030 common shares. Of the issued and outstanding common stock, 1,069,360 are free trading, the balance are "restricted securities" shares as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission . The Company has never paid, nor declared a dividend on its common shares since its inception and does not intend to declare any such dividend in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Utah law.

     The Company issued no shares during the quarter ended June 30, 2001.

--------------------------------------------------------------------------

               ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATIONS

--------------------------------------------------------------------------

     The Company has little cash and has experienced losses. As of June 30, 2001 the Company has -0- cash on hand. As of that date the Company had no outstanding liabilities. The Company has no material commitments for capital expenditures for the next twelve months.

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


--------------------------------------------------------------------------

                       ITEM 7.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------

                             Basic Energy, Inc.
                       (A Development Stage Company)

                            Financial Statements

                           June 30, 2001 and 2000


/Letterhead/
--------------------------------------------------------------------------
                        BIERWOLF NILSON & ASSOCIATES
 A PARTNERSHIP          CERTIFIED PUBLIC ACCOUNTANTS
 OF PROFESSIONAL          1453 SOUTH MAJOR STREET    NEPHI J. BIERWOLF, CPA
 CORPORATIONS            SALT LAKE CITY, UTAH 84115      TROY NILSON, CPA
--------------------------------------------------------------------------


                        Independent Auditor's Report
                        ---------------------------

To the Board of Directors & Stockholders of Basic Energy, Inc.


We have audited the accompanying balance sheets of Basic Energy, Inc., (a development stage company) as of June 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the June 30, 2001 financial statements referred to above present fairly, in all material respects, the financial position of Basic Energy, Inc., as of June 30, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at June 30, 2001. Those conditions raise substantial doubt about it's ability to continue as a going concern. Management's plans regarding those matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Bierwolf Nilson & Associates
Salt Lake City, Utah
September 24, 2001


--------------------------------------------------------------------------
        MEMBERS OF AMERICAN INSTITUTE OF CPAS, SEC PRACTICE SECTION
                        AND UTAH ASSOCIATES OF CPAS



                             Basic Energy, Inc.
                       (A Development Stage Company)
                               Balance Sheets
                                  June 30

                                                        2001        2000
                                                    ----------- -----------
                                   Assets

Current Assets
--------------
  Cash                                              $    1,694  $    -
                                                    ----------- -----------
     Total Assets                                   $    1,694  $     -
                                                    =========== ===========

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable                                  $   14,324  $   31,077
  Due to Officers                                       22,452       7,385
                                                    ----------- -----------
     Total Current Liabilities                          36,776      38,462
                                                    ----------- -----------
Stockholders' Equity
--------------------

  Common Stock, 20,000,000 Shares
   Authorized at $0.10 Par Value;
   7,339,030 and 6,444,693 Shares Issued
   and Outstanding Respectively                        733,903     644,469
  Paid In Capital                                       42,741      42,741
  Deficit Accumulated During the Development Stage    (811,726)   (725,672)
                                                    ----------- -----------
     Total Stockholders' Equity                        (35,082)    (38,462)
                                                    ----------- -----------
     Total Liabilities & Stockholders' Equity       $    1,694  $     -
                                                    =========== ===========





 The accompanying notes are an integral part of these financial statements
                                     10

                             Basic Energy, Inc.
                       (A Development Stage Company)
                          Statement of Operations
                      For the Years Ended June 30 and
   Accumulated from the Period June 4, 1926 (Inception) to June 30, 2001

                                          2001        2000     Accumulated
                                      ------------------------ ------------

Revenues                              $     -     $     -             $     -     --------

Expenses
--------

  General & Administrative Expenses        86,054      38,462      751,726
  Loss on Mining Claims                     -           -           60,000
                                      ------------------------ ------------
     Total Expenses                        86,054      38,462      811,726
                                      ------------------------ ------------
     Net Loss                         $   (86,054)$   (38,462) $  (811,726)
                                      ======================== ============
     Loss Per Share                   $     (0.01)$     (0.01)

     Weighted Average Shares
     Outstanding                        6,769,686   6,444,693
                                      ========================





 The accompanying notes are an integral part of these financial statements

                                     11


                             Basic Energy, Inc.
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
                       June 30, 1998 to June 30, 2001

                                                   Common Stock         Paid In    Accumulated
                                   Shares       Amount     Capital      Deficit
                                ------------------------------------------------
Balance, June 30, 1998          5,545,203   $  554,520  $   42,741   $ (597,261)

Shares Issued for
Cost & Services                   899,490       89,949

Net Loss for Year
Ended June 30, 1999                                                     (89,949)
                                ------------------------------------------------
Balance, June 30, 1999          6,444,693      644,469      42,741     (687,210)

Net Loss for Year
Ended June 30, 2000                                                     (38,462)
                                ------------------------------------------------
Balance, June 30, 2000          6,444,693      644,469      42,741     (725,672)

Shares Issued for Services        894,337       89,434

Net Loss for Year
Ended June 30, 2001                                                     (86,054)
                                ------------------------------------------------
Balance, June 30, 2001          7,339,030   $  733,903  $   42,741    $(811,726)
                                ================================================





    The accompanying notes are an integral part of these financial statements

                                       12




                               Basic Energy, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                        For the Years Ended June 30, and
           Accumulated from June 4, 1926 (Inception) to June 30, 2001

                                               2001        2000     Accumulated
                                           ------------------------ ------------

Cash Flows from Operating Activities
------------------------------------
  Net Loss                                 $   (86,054)$   (38,462) $  (811,726)
  Adjustments to Reconcile Net Loss to
   Cash Used by Operating Activities;
     Non Cash                                   89,434       -          729,280
     Loss on Mining Claim                        -           -           60,000
     Increase (Decrease) in
      Accounts Payable                           7,746       6,578        7,746
     Increase (Decrease) Due to Officers        (9,432)     31,884       (9,432)
                                           ------------------------ ------------
     Cash Used from Operating Activities        (1,694)      -          (24,132)

Cash Flows from Investing Activities             -           -            -
------------------------------------       ------------------------ ------------

Cash Flows from Financial Activities
------------------------------------
  Proceeds from Sale of Common Stock             -           -           25,826
                                           ------------------------ ------------
     Cash Provided from Financing
     Activities                                  -           -           25,826
                                           ------------------------ ------------
     Increase (Decrease) in Cash                 1,694       -            1,694

     Cash at Beginning of Period                 -           -            -
                                           ------------------------ ------------
     Cash at End of Period                 $     1,694 $     -      $     1,694
                                           ======================== ============
Disclosures for Operating Activities
------------------------------------

  Interest                                 $     -     $     -      $     -
  Taxes                                          -           -            -





 The accompanying notes are an integral part of these financial statements
                                     13


                             Basic Energy, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements
                               June 30, 2001

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



                                -Continued-
                                     14


                             Basic Energy, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements
                               June 30, 2001

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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

                        Year of Loss         Amount   Expiration Date
                                                    -----------------------------------------------
                        1985 to 2001      $ 642,786      2000 to 2021

     Current Tax Asset Value of Net Operating Loss Carryforwards
      at Current Prevailing Federal Tax Rate                     $ 218,547
     Evaluation Allowance                                         (218,547)
                                                                 ----------
          Net Tax Asset                                          $    -
          Current Income Tax Expense                                  -
          Deferred Income Tax Benefit                                 -

--------------------------------------------------------------------------

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------

     Due to the unexpected death of the Company's independent accountant, Darrell Schvaneveldt, the Company was forced to retain new independent accountants in 2000. Schvaneveldt & Company was acquired by Crouch, Bierwolf & Associates. The board of directors elected to retain Crouch Bierwolf & Associates as its independent accountants. The Company had no disagreements with Schvaneveldt & Company as to any matter regarding accounting or financial disclosure.

     Crouch, Bierwolf & Associates recently changed its name to Bierwolf, Nilson & Associates.

--------------------------------------------------------------------------

                                  PART III

--------------------------------------------------------------------------

           ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
                    AND CONTROL PERSONS; COMPLIANCE WITH
                     SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------

     The following table sets forth as of June 30, 2001 the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.


NAME                 AGE    POSITION           DIRECTOR OR OFFICER SINCE
-------------------------------------------------------------------------
Jay W. Gibson        76     President &
                     June 25, 1980
                            Chairman of the
                            Board of Directors

Ronald D. Burnett    64     Vice-President     September 15, 1990
                            & Director

Karl Seljaas         56     Assistant          March 7, 1999
                            Vice President
                            & Director

Joyce Sigler         56     Secretary          March 7, 1999
                            & Director

Joseph M. Graubard   78     Treasurer          February 5, 1997
                            & Director

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

     There are no family relationships between any of the Company's officers and directors. In addition, none of the officers and directors have been involved in legal proceeding which require isclosure in this annual report of the Company.

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

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears that each of the officers and directors inadvertently forgot to file Form 4s and 5s for the year ended June 2001 in a timely manner.

--------------------------------------------------------------------------

                      ITEM 10.  EXECUTIVE COMPENSATION

--------------------------------------------------------------------------

     The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Registrant's last three completed fiscal years to the Company's, or its principal subsidiaries, chief executive officers during such period (as determined at June 30, 2001 the end of the Registrant's last completed fiscal year).

                              SUMMARY COMPENSATION TABLE

                                               Long Term Compensation
                                               Awards               Payouts
                                      Other    Restr                        All
Name and                              Annual   icted                        Other
Principal                       Bonus Compen   Stock        Options LTIP    Compen
Position          Year   Salary $     sation   Awards(1)    /SARs   Payout  sation
-----------------------------------------------------------------------------------
Jay W. Gibson     2001     -      -     -      $20,997(2)     -       -       --
President         2000     -      -     -      $37,932(2)     -       -       --
& Chairman        1999     -      -     -      $24,108(2)     -       -       --
of the Board

Ronald D. Burnett 2001     -      -     -         $931(3)     -       -       --
Vice President &  2000     -      -     -       $1,244(3)     -       -       --
Director          1999     -      -     -         $471(3)     -       -       --

Karl Seljaas      2001     -      -     -         $811(4)     -       -       --
Assistant Vice
President         2000     -      -     -         $454(4)     -       -       --
& Director        1999     -      -     -         $114(4)     -       -       --

Joseph M.
Graubard          2001     -      -     -       $1,295(5)     -       -       --
Treasurer &
Director          2000     -      -     -       $2,138(5)     -       -       --
                  1999     -      -     -         $694(5)     -       -       --

Joyce Sigler      2001     -      -     -         $329(6)     -       -       --
Secretary &
Director          2000     -      -     -         $165(6)     -       -       --
                  1999     -      -     -          $42(6)     -       -       --

     (1) From June 30, 1999 to June 30, 2001 the stock of the Company was not publicly traded because there was no market. Therefore, an arbitrary value at par $.10 per share was used to determine compensation.

      (2) In January 2001, Mr. Gibson was awarded 115,130 restricted common shares for the period of October 2000 through December 2000. In October 2000, Mr. Gibson was awarded 569,065 for the period of March 1999 to September 2000. In March 1999 Mr. Gibson was awarded 146,290 restricted common shares for the period of July 1998 through March 1999. 2001, 2000, and 1999 compensation figures are based on a monthly average of these amounts. All shares awarded were issued as compensation for services rendered and to cover out of pocket expenses incurred on behalf of the Company.

     (3) In January 2001, Mr. Burnett was awarded 6,200 restricted common shares for the period of October 2000 through December 2000. In October 2000, Mr. Burnett was awarded 18,653 restricted common shares for the period of March 1999 to September 2000. In March 1999 Mr. Burnett was awarded 1,600 restricted common shares for the period of July 1998 through March 1999. 2001, 2000, and 1999 compensation figures are based on a monthly average of these amounts. All shares awarded were issued as compensation for services rendered and to cover out of pocket expenses incurred on behalf of the Company.


                                     19
     (4) In January 2001, Mr. Seljass was awarded 6,970 restricted common shares for the period of October 2000 through December 2000. In October 2000, Mr. Seljass was awarded 6,813 restricted common shares for the period of March 1999 to September 2000. 2001, 2000, and 1999 compensation figures are based on a monthly average of these amounts. All shares awarded were issued as compensation for services rendered and to cover out of pocket expenses incurred on behalf of the Company.

     (5) In January 2001, Mr. Graubard was awarded 7,600 restricted common shares for the period of October 2000 through December 2000. In October 2000, Mr. Graubard was awarded 32,074 restricted common shares for the period of March 1999 to September 2000. In March 1999 Mr. Graubard was awarded 1,600 restricted common shares for the period of July 1998 through March 1999. 2001, 2000, and 1999 compensation figures are based on a monthly average of these amounts. All shares awarded were issued as compensation for services rendered and to cover out of pocket expenses incurred on behalf of the Company.

     (6) In January 2001, Ms. Sigler was awarded 2,880 restricted common shares for the period of October 2000 through December 2000. In October 2000, Ms. Sigler was awarded 2,472 restricted common shares for the period of March 1999 to September 2000. 2001, 2000, and 1999 compensation figures are based on a monthly average of these amounts. All shares awarded were issued as compensation for services rendered and to cover out of pocket expenses incurred on behalf of the Company.

Compensation of Officers and Directors

     Compensation of Directors, Officers, and other agents has been awarded by the issuance of shares of restricted common stock of the Company, having a par value of ten cents per share. Stock issued is fully paid and non-assessable. The rate of compensation is $40.00 per hour for labor, thirty cents per mile for miles traveled while working for the Company, and any out of pocket expenses are also compensated at the rate of ten cents per share. All stock issued for compensation is issued by the Board of Directors.

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

--------------------------------------------------------------------------

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------
     The term "beneficial owner" refers to both the power of investment (the right to buy and sell) and rights of ownership (the right to received distributions from the company and proceeds from sales of the shares). Inasmuch as these rights or shares may be held by more than one person, each person who has a beneficial ownership interest in shares is deemed the beneficial owners of the same shares because there is shared power of investment or share rights of ownership.
                                     20
     The following table sets forth as of September 21, 2001, the name and the number of shares of the Registrant's Common Stock, par value $0.10 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 7,339,030 outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of   Name and Address of     Amount and Nature of
Class      Beneficial Owner        Beneficial Ownership Percentage of Class
---------- ----------------------  -------------------- -------------------
Common     Ron Burnett (1),(2)         176,313                 .02%
           155 W. American Avenue
           Murray, Utah  84108

Common     Joseph M. Graubard (1)       56,274                 .01%
           23886 Corte Cajon
           Murrieta, CA 92562

Common     Jay W. Gibson (1),(3)     3,239,163                  44%
           23871 Corte Cajon
           Murrieta, CA 92565

Common     Karl Seljass (1)             39,783                 .01%
           2179 Blaine Avenue
           Salt Lake City, UT 84108

Common     Joyce Seigler (1)            31,632                  00%
           1305 So. Shelly St.
           Santa Ana, CA 92704

Common     Fred Rhyme & Winifred       865,600                 .12%
           B. Rhyme(4)
           P.O. Box 4907
           Compton, CA 90224

--------------------------------------------------------------------------

Common     Officers, Directors and    3,543,165                48.3%
           Nominees as a Group:
           5 persons
--------------------------------------------------------------------------

(1) Officer and/or director of the Company

(2) Includes 115,093 shares held of record by Ron Burnett and 61,220 shares held of record by Carriage Motor Company. Mr. Burnett is the owner of Carriage Motor Company and may be deemed to be the beneficial owner of those shares.



                                     21

(3) Includes 601,654 shares held by Janet Gibson, his wife and 750,000 shares held by Jay and Janet Gibson as joint tenants.

(4) Includes 801,600 shares held by Fred Rhyme and Winifred B. Rhyme as joint tenants, 24,000 shares held of record by Fred Rhyme individually, and 40,000 shares held of record by Rainbow Meal Worm Company. Mr. Rhyme is an officer of Rainbow Meal Worm Company and therefore may be deemed to be a beneficial owner of those shares.

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

--------------------------------------------------------------------------

(a)  Reports on Form 8-K.

     None.

(b)  Exhibits.  The following exhibits are included as part of this report:

SEC     Exhibit
Exhibit Reference
Number  Number      Title of Document               Location
3.01    3           Articles of Amendment to the    Incorporated by
                    Articles of Incorporation       reference*

3.02    3           Articles of Incorporation       Incorporated by
                                                    reference*

3.03    3           Bylaws                          Incorporated by
                                                    reference*

23.01   23          Consent of Accountant           Attached

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

                                     Basic Energy, Inc.



September 27, 2001                   /s/ Jay W. Gibson
                                     ------------------------------------
                                     Jay W. Gibson
                                     Chairman of the Board and President


September 27, 2001                   /s/ Joseph M. Graubard
                                     ------------------------------------
                                     Joseph M. Graubard
                                     Treasurer and Director













                                     23