Form 10QSB
period 2001-09-30
BASIC ENERGY INC
filed 2001-11-20
CIK 1097900

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
---------------------                                ----------------------
  September 30, 2001                                         0-27849

                             BASIC ENERGY, INC.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

                                   UTAH
       --------------------------------------------------------------
       (State or other jurisdiction of incorporation or organization)

                                00001748413
                    ------------------------------------
                    (I.R.S. Employer Identification No.)

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

                                    None
                                   ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            X  Yes        No
         -----       ----

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

        Common stock, par value $0.10; 7,752,765 shares outstanding as of November 20, 2001

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Basic Energy, Inc.
                       (A Development Stage Company)

                            Financial Statements

               September 30, 2001 (Unaudited) & June 30, 2001

                             Basic Energy, Inc.
                       (A Development Stage Company)
                               Balance Sheet

                                                    September      June
                                                     30, 2001     30, 2000
                                                   -----------  -----------
                                                   (Unaudited)
                                   Assets
Current Assets
--------------
 Cash                                              $       94   $    1,694
                                                   -----------  -----------
  Total Assets                                     $       94   $    1,694
                                                   ===========  ===========


                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
 Accounts Payable                                  $   25,184   $   14,324
 Due to Officers                                         -          22,452
                                                   -----------  -----------
  Current Liabilities                                  25,184       36,776

Stockholders' Equity
--------------------

 Common Stock Authorized, 20,000,000
  Shares at $0.10 Par Value;
  7,752,765 & 7,339,030 Shares Issued
  & Outstanding Respectively                          775,276      733,903
 Paid In Capital                                       42,741       42,741
 Accumulated Deficit                                 (843,107)    (811,726)
                                                   -----------  -----------
  Total Stockholders' Equity                          (25,090)     (35,082)
                                                   -----------  -----------
  Total Liabilities & Stockholders' Equity         $       94   $    1,694
                                                   ===========  ===========

              See accompanying notes to financial statements.
                                     3

                             Basic Energy, Inc.
                       (A Development Stage Company)
                    Statements of Operations (Unaudited)

                                                For the Three Months Ended
                                                    September    September
                                                      30, 2001    30, 2000
                                                   -----------  -----------

Revenue                                            $    -       $    -
-------                                            -----------  -----------

Expenses
--------

 General and Administrative                            31,381       24,480
                                                   -----------  -----------
  Income or (Loss) from Operations                 $  (31,381)  $  (24,480)
                                                   ===========  ===========

  Earnings (Loss) Per Share                        $    (0.00)  $    (0.00)

  Weighted Average Shares Outstanding               7,348,024    7,339,030

              See accompanying notes to financial statements.
                                     4

                             Basic Energy, Inc.
                       (A Development Stage Company)
                    Statements of Cash Flows (Unaudited)

                                                For the Three Months Ended
                                                    September    September
                                                     30, 2001     30, 2000
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------
 Net Loss                                          $  (31,381)  $  (24,480)
 Adjustments to Reconcile Net Loss to Net Cash
 Used by Operating Activities:
  Increase (Decrease) in Accounts Payable              10,860         -
  Expenses Paid by Stock Issuance                      18,921       24,480
                                                   -----------  -----------
  Cash Used from Operating Activities                  (1,600)        -

Cash Flows from Investing Activities                     -            -
------------------------------------               -----------  -----------

Cash Flows from Financing Activities                     -            -
------------------------------------               -----------  -----------

  Net Increase (Decrease) in Cash                      (1,600)        -

  Cash at Beginning of Period                           1,694         -
                                                   -----------  -----------
  Cash at End of Period                            $       94   $     -
                                                   ===========  ===========
Disclosures from Operating Activities
-------------------------------------
 Interest                                          $     -      $     -
 Taxes                                                   -            -


                 See accompanying notes to financial statements.
                                      5

                             Basic Energy, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements
                             September 30, 2001

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

The Company has issued 6,427,572 shares at $0.10 per share for services and out of pocket expense to its officers and directors from time to time.

The shares issued in 1926 were assessable, and in 1937 the 600,000 shares were assessed at $.001 per share, 423,780 shares did not pay the assessment and were canceled.


                                      6

                             Basic Energy, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements
                             September 30, 2001

NOTE #4 - Going Concern
-----------------------

The Company has no assets and no operations from which it can obtain working capital. The Company recognizes that it must find a source of working capital or the Company may not be able to continue its existence.


                                    7



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

     Plan of Operations

     The Company has little cash and has experienced losses. As of September 30, 2001, the Company has $94 cash on hand. As of that date the Company had $25,184 in outstanding liabilities. The Company has no material commitments for capital expenditures for the next twelve months.

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

     On September 29, 2001, the Company issued 404,735 shares of its restricted common stock to its officers and directors for services rendered to the Company. The number of shares received by each such individual was based on a compensation rate of $40.00 per hour for services rendered and $0.31 per mile as compensation for mileage. The shares issued were valued at $.10 per share. Shares issued were issued as follows:

                                  Number of Shares   Value of Services
                                  ----------------   -----------------
     Jay W. Gibson                        306,317          $30,631.70
     Ron Burnett                           21,819            2,181.90
     Karl Seljass                          20,231            2,023.10
     Joyce Sigler                           9,200              920.00
     Joe Graubard                          47,168            4,716.80

                                     8

     The Company made no public offers or sale of these securities. All of the shares listed above were issued pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No cash was received by the Company.

     Also on September 29, 2001, the Company issued 9,000 restricted common shares to Carriage Motor Company as payment for rents due at a rate of $50.00 per month for the preceding eighteen months. The Company made no public offers or sales of these securities. The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the '33 Act. No cash was received by the Company. Mr. Burnett is the owner of Carriage Motor Company and may be deemed to be the beneficial owner of these shares.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 2001.

     (B)  Exhibits.

     None.




                                     9

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Basic Energy, Inc.


November 20, 2001                    /s/ Jay W. Gibson
                                     -----------------------------
                                     Jay W. Gibson
                                     Chairman of the Board and President




November 20, 2001                    /s/ Joseph W. Graubard
                                     -----------------------------
                                     Joseph M. Graubard
                                     Treasurer and Director