Form 10QSB
period 2001-12-31
BASIC ENERGY INC
filed 2002-02-14
CIK 1097900

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
   December 31, 2001                                         0-27849

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

                          3771 South State Street
                          -----------------------
                         Salt Lake City, Utah 84115
                        ----------------------------
                  (Address of principal executive offices)

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

            X   Yes        No
          -----      -----
State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

        Common stock, par value $0.10; 7,752,765 shares outstanding as of December 31, 2001
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Basic Energy, Inc.
                       (A Development Stage Company)
                               Balance Sheet
             For the Six Months Period Ended December 31, 2001
                      and the Year Ended June 30, 2001

                                                     December       June
                                                     31, 2001     30, 2000
                                                   -----------  -----------
                                                   (Unaudited)
                                   Assets

Current Assets                                     $       94   $    1,694
--------------                                     -----------  -----------

     Total Current Assets                          $       94   $    1,694
                                                   ===========  ===========

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                 $   28,876   $   14,324
  Due to Officers                                      19,817       22,452
                                                   -----------  -----------
     Total Current Liabilities                         48,693       36,776

Stockholders' Equity
--------------------
  Common Stock, 20,000,000 Shares
   Authorized at $0.10 Par Value;
   7,752,765 and 7,339,030 Shares Issued
   & Outstanding Respectively                         775,277      733,903
  Paid In Capital                                      42,741       42,741
  Deficit Accumulated During the
   Development Stage                                 (866,617)    (811,726)
                                                   -----------  -----------
     Total Stockholders' Equity                       (48,599)     (35,082)
                                                   -----------  -----------
     Total Liabilities & Stockholders' Equity      $       94   $    1,694
                                                   ===========  ===========


              See accompanying notes to financial statements.
                                     2


                             Basic Energy, Inc.
                       (A Development Stage Company)
                          Statements of Operations

                                   For the Three          For the Six
                                   Months Ended          Months Ended
                                December   December   December    December
                                31, 2001   31, 2000   31, 2001    31, 2000
                               ---------- ---------- ----------  ----------
                               Unaudited  Unaudited  Unaudited   Unaudited
Revenue                        $    -     $    -     $    -      $    -
-------

Expenses
--------
 General &
  Administrative                  19,968     14,098     39,889      29,894
 Professional Fees                 3,541      4,025     15,001      12,709
                               ---------- ---------- ----------  ----------
   Total Expenses                 23,509     18,123     54,890      42,603
                               ---------- ---------- ----------  ----------
   Net Loss                    $ (23,509) $ (18,123) $ (54,890)  $ (42,603)
                               ========== ========== ==========  ==========

   Basic & Diluted
   Loss Per Share              $    -     $    -     $    -      $    -

   Weighted Average
   Shares Outstanding          7,752,765  7,200,500  7,548,146   7,200,500



              See accompanying notes to financial statements.
                                     3


                             Basic Energy, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows

                                                     December     December
                                                     31, 2001     31, 2000
                                                    ----------   ----------
                                                    Unaudited    Unaudited
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                          $ (23,509)   $ (42,603)
  Adjustment to Reconcile Net Loss to Net
   Cash Used by Operating Activities;
     Non Cash Expenses                                       -      15,796
  Changes in Operating & Liabilities;
   (Increase) in Accounts Payable                       3,541       12,709
   (Increase) in Due to Officers                       19,968       14,098
                                                    ----------   ----------
     Net Cash Used by Operating Activities               -            -

Cash Flows from Investing Activities                     -            -
------------------------------------                ----------   ----------

Cash Flows from Financing Activities                     -            -
------------------------------------                ----------   ----------

     Increase in Cash & Cash Equivalents                 -            -

     Cash at Beginning of Period                           94         -
                                                    ----------   ----------
     Cash at End of Period                          $      94    $    -
                                                    ==========   ==========
Disclosures from Operating Activities
-------------------------------------

  Interest                                          $    -       $    -
  Taxes                                                  -            -



              See accompanying notes to financial statements.
                                     4

                             Basic Energy, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements
                             December 31, 2001

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



                                 Continued
                                     5

                             Basic Energy, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements
                             December 31, 2001

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

     Plan of Operations

     The Company has little cash and has experienced losses. As of December 31, 2001, the Company has $94 cash on hand. As of that date the Company had $48,693 in outstanding liabilities. The Company has no material commitments for capital expenditures for the next twelve months.

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

     On January 23, 2002, the Company issued 198,178 shares of its restricted common stock to its officers and directors for services rendered to the Company during the quarter ended December 31, 2001. The number of shares received by each such individual was based on a compensation rate of $40.00 per hour for services rendered and $0.31 per mile as compensation for mileage. The shares issued were valued at $.10 per share. Shares issued were issued as follows:



                                     7

                              Number of Shares      Value of Services
                             ------------------    -------------------
Jay W. Gibson                         138,115             $13,811.50
Ron Burnett                             9,948                 994.80
Karl Seljass                           12,076               1,207.60
Joyce Sigler                            8,219                 821.90
Joe Graubard                           29,820               2,982.00


     The Company made no public offers or sale of these securities. All of the shares listed above were issued pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No cash was received by the Company.

     Also on January 23, 2002, the Company issued 1,500 restricted common shares to Carriage Motor Company as payment for rents due at a rate of $50.00 per month for the preceding three months. The Company made no public offers or sales of these securities. The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the '33 Act. No cash was received by the Company. Mr. Burnett is the owner of Carriage Motor Company and may be deemed to be the beneficial owner of these shares.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 2001.

     (B)  Exhibits.

     None.


                                     8


                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Basic Energy, Inc.


February 14, 2001                    /s/ Jay W. Gibson
                                     -----------------------------------
                                     Jay W. Gibson
                                     Chairman of the Board and President


February 14, 2001                    /s/ Joseph W. Graubard
                                     -----------------------------------
                                     Joseph M. Graubard
                                     Treasurer and Director








                                     9