Form 10QSB
period 2002-03-31
BASIC ENERGY INC
filed 2002-05-09
CIK 1097900

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
     March 31, 2002                                          0-27849

                             BASIC ENERGY, INC.
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

                                   UTAH
       -------------------------------------------------------------
       (State or other jurisdiction of incorporation or organization)

                                00001748413
                    -----------------------------------
                    (I.R.S. Employer Identification No.)

                          3771 South State Street
                  ---------------------------------------
                         Salt Lake City, Utah 84115
                  ---------------------------------------
                  (Address of principal executive offices)

                               (801) 262-8429
             --------------------------------------------------
            (Registrant's telephone number, including area code)

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

Common stock, par value $0.10; 7,952,443 shares outstanding as of March 31, 2002
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS








                             Basic Energy, Inc.
                       (A Development Stage Company)

                            Financial Statements
                               March 31, 2002
                             Basic Energy, Inc.
                       (A Development Stage Company)
                               Balance Sheets

                                                       March         June
                                                     31, 2002     30, 2001
                                                   -----------  -----------
                                                   (Unaudited)
                                   Assets

Current Assets
--------------

  Cash                                             $      894   $    1,694
                                                   -----------  -----------
     Total Current Assets                          $      894   $    1,694
                                                   ===========  ===========

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                 $   30,707   $   14,324
  Due to Officers                                      18,517       22,452
                                                   -----------  -----------
     Total Current Liabilities                         49,224       36,776

Stockholders' Equity
--------------------
  Common Stock, 20,000,000 Shares
   Authorized at $0.10 Par Value;
     7,952,443 & 7,339,030 Shares
     Issued & Outstanding Respectively                795,244      733,903
  Paid In Capital                                      42,741       42,741
  Deficit Accumulated During the Development Stage   (886,315)    (811,726)
                                                   -----------  -----------
     Total Stockholders' Equity                       (48,330)     (35,082)
                                                   -----------  -----------
     Total Liabilities & Stockholders' Equity      $      894   $    1,694
                                                   ===========  ===========


 The accompanying notes are an integral part of these financial statements.


                             Basic Energy, Inc.
                       (A Development Stage Company)
                          Statements of Operations
                                 Unaudited

                                 For the Three           For the Nine
                                 Months Ended            Months Ended
                              March        March       March        March
                            31, 2002     31, 2001    31, 2002     31, 2001
                          -----------  ----------- -----------  -----------

Revenue                   $    -       $    -      $    -       $    -
-------                   -----------  ----------- -----------  -----------

Expenses
--------
  General &
   Administrative Expense     17,878       16,664      57,768       46,018
  Professional Fees            1,820        -          16,821       12,709
                          -----------  ----------- -----------  -----------
     Total Expenses           19,698       16,664      74,589       58,727

     Net Loss             $  (19,698)  $  (16,664) $  (74,589)  $  (58,727)
                          ===========  =========== ===========  ===========

     Basic & Diluted Loss
     Per Share            $    (0.00)  $    (0.00) $    (0.01)  $    (0.00)

     Weighted Average
     Shares Outstanding    7,752,765    7,200,500   7,615,357    7,200,500



 The accompanying notes are an integral part of these financial statements.

                             Basic Energy, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
                                 Unaudited

                                                  For the Nine Months Ended
                                                       March        March
                                                     31, 2002     31, 2001
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                         $  (74,589)  $  (58,727)
  Adjustment to Reconcile Net Loss to Net
   Cash Used by Operating Activities;
     Shares Issued for Services                        61,341       39,243
   (Increase) in Accounts Payable                      16,383       31,608
   (Increase) in Due to Officers                       (3,935)     (12,124)
                                                   -----------  -----------
     Net Cash Used by Operating Activities               (800)       -

Cash Flows from Investing Activities                    -            -
------------------------------------               -----------  -----------

Cash Flows from Financing Activities                    -            -
------------------------------------               -----------  -----------
     Increase in Cash & Cash Equivalents                 (800)       -

     Cash at Beginning of Period                        1,694        -
                                                   -----------  -----------
     Cash at End of Period                         $      894   $    -
                                                   ===========  ===========

Disclosures from Operating Activities
-------------------------------------

  Interest                                         $    -       $    -
  Taxes                                                 -            -


 The accompanying notes are an integral part of these financial statements.

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

NOTE #3 - Stockholders' Equity
------------------------------

During the nine months ended March 31, 2002, the Company issued 613,413 shares of common stock at $.10 per share for services and out of pocket expense to its officers and directors.

NOTE #4 - Going Concern
-----------------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.



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

     Plan of Operations
     ------------------
     The Company has little cash and has experienced losses. As of March 31, 2002, the Company had $ 894 cash on hand. As of that date the Company had $49,224 in outstanding liabilities. The Company has no material commitments for capital expenditures for the next twelve months.

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

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 2002.

     (B)  Exhibits.

     None.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Basic Energy, Inc.


May 7, 2002                          /s/ Jay W. Gibson
                                     --------------------------------
                                     Jay W. Gibson

                                     Chairman of the Board and President


May 7, 2002                          /s/ Joseph M. Graubard
                                     --------------------------------
                                     Joseph M. Graubard
                                     Treasurer and Director