Form 10KSB
period 2002-06-30
BASIC ENERGY INC
filed 2002-10-15
CIK 1097900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X}	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-27849

BASIC ENERGY, INC.
(Name of small business issuer in its chapter)

Utah	00001748413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

3771 South State Street, Salt Lake City, Utah	84115
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code (801) 262-8429

Securities registered pursuant to section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

$0.10 par value, common voting shares (Title of class)

        Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.     (1)   Yes  [X]     No  [   ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.   [   ]

        The issuer's revenue for its most recent fiscal year was $ 0.

        The aggregate market value of the issuer's voting stock held as of September 20, 2002, by non-affiliates of the issuer was $388,504. As of September 20, 2002, issuer had 8,131,226 shares of its $0.10 par value common stock outstanding.

BASIC ENERGY, INC.
Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2002

FORWARD LOOKING STATEMENTS

        This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally in the industries in which the Company, through the acquisition of a business opportunity, may participate; competition within the industry in which the Company may enter, including competition from much larger competitors; technological advances which could render the Company's future products or services less competitive or obsolete; failure by the Company, once it has acquired a business, to successfully develop new products or to anticipate current or prospective customers' product needs; price increase or supply limitations for components purchased by the Company for use in future products; and delays, reductions, or cancellations of orders placed with the Company if and when it acquires a business opportunity.

PART I
ITEM 1. DESCRIPTION OF BUSINESS

        Basic Energy, Inc. was originally organized on June 4, 1926 in the State of Utah under the name The M.M. Lead Company. The Company was established to pursue and develop mining operations. On February 28, 1979, the Company changed its name to M.M. Lead Company and again changed its name to Basic Energy, Inc., on February 22, 1980.

        The Company was unsuccessful in its pursuit of mining ventures and has been dormant. The Company has focused its efforts on seeking, investigating, and if warranted, acquiring an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and therefore, may engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

        The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its best judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

        The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with capital.

Sources of Opportunities

        It is anticipated that business opportunities may be available to the Company from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

        The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations among them and other businesses and professional people. Although the Company does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, if management deems it in the best interest of the Company, such firms may be retained. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

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

        To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other firm's management and personnel, the ability to market products and numerous other factors which are difficult if not impossible to analyze through the application of any objective criteria. In many instances, it is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially augment management, or other factors.

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

ITEM 2. DESCRIPTION OF PROPERTY

        The Company leases 600 square feet of office space at 3771 South State Street, Salt Lake City, Utah. The lease terms are $50.00 per month, renewable at the same rate every twelve months.

ITEM 3. LEGAL PROCEEDINGS

        No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests that are adverse to the Company's interests.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 2002.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On September 24, 2001 the NASD approved the Company for listing on the NASD Over-the-Counter Bulletin Board. The Company's shares are listed under the symbol "BEGI." There is no established trading market for the Company's shares and there is no assurance that a trading market will develop for the Company's shares, or if developed, that it can be sustained. The following table sets forth for the period of July 1, 2000 through June 30, 2002, the range of the high and low sales prices of the Company's common stock as quoted by various market makers.

July 1, 2000 to June 30, 2001:	High*	Low*
First Quarter	$0	$0
Second Quarter	$0	$0
Third Quarter	$0	$0
Fourth Quarter	$0	$0

July 1, 2001 to June 30, 2002:	High*	Low*
First Quarter	$0	$0
Second Quarter	$0	$0
Third Quarter	$0	$0
Fourth Quarter	$11.00	$1.00

* The source of the high and low closing sales price information is “Big Charts” and can be found at http://bigcharts.com.

        As of October 11, 2002 the Company had 182 holders of record of its common shares. The Company has never paid, nor declared a dividend on its common shares since its inception and does not intend to declare any such dividend in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Utah law.

        The Company does not have any equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        The Company has little cash and has experienced losses. As of June 30, 2002 the Company has $894 of cash on hand. As of that date, the Company had $36,698 of outstanding liabilities. The Company has no material commitments for capital expenditures for the next twelve months.

        As of the date of this Form 10-KSB, the Company has yet to generate positive cash flow. The Company has financed its operations primarily through the sale of its common stock.

        The Company believes that its current cash needs can be met either through the sale of additional common stock of the Company or through loans. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling common stock of the Company.

        Management of the Company intends to actively seek business opportunities for the Company.

ITEM 7. FINANCIAL STATEMENTS

Basic Energy, Inc.
(A Development Stage Company)

Financial Statements

June 30, 2002 and 2001

/Letterhead/

A PARTNERSHIP OF PROFESSIONAL CORPORATIONS	BIERWOLF NILSON & ASSOCIATES CERTIFIED PUBLIC ACCOUNTANTS 1453 SOUTH MAJOR STREET SALT LAKE CITY, UTAH 84115	NEPHI J. BIERWOLF, CPA TROY NILSON, CPA

Independent Auditor's Report

To the Board of Directors & Stockholders
of Basic Energy, Inc.

We have audited the accompanying balance sheets of Basic Energy, Inc., (a development stage company) as of June 30, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the June 30, 2002 financial statements referred to above present fairly, in all material respects, the financial position of Basic Energy, Inc., as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at June 30, 2002. Those conditions raise substantial doubt about it’s ability to continue as a going concern. Management’s plans regarding those matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bierwolf Nilson & Associates
Salt Lake City, Utah
July 29, 2002

MEMBERS OF AMERICAN INSTITUTE OF CPAS, SEC PRACTICE SECTION
AND UTAH ASSOCIATES OF CPAS

Basic Energy, Inc.
(A Development Stage Company)
Balance Sheets
June 30

	2002	2001
Assets
Current Assets
Cash	$ 894	$ 1,694
Total Assets	$ 894	$ 1,694

Liabilities & Stockholders' Equity
Current Liabilities
Accounts Payable	$ 35,898	$ 14,324
Due to Officers	800	22,452
Total Current Liabilities	36,698	36,776

Stockholders' Equity
Common Stock, 20,000,000 Shares Authorized at $0.10 Par Value; 8,131,226 and 7,339,030 Shares Issued and Outstanding Respectively	813,122	733,903
Paid In Capital	42,741	42,741
Deficit Accumulated During the Development Stage	(891,667)	(811,726)
Total Stockholders' Equity	(35,804)	(35,082)
Total Liabilities & Stockholders' Equity	$ 894	$ 1,694

The accompanying notes are an integral part of these financial statements

Basic Energy, Inc.
(A Development Stage Company)
Statement of Operations
For the Years Ended June 30 and
Accumulated from the Period June 4, 1926 (Inception) to June 30, 2002

	2002	2001	Accumulated
Revenues	$ —	$ —	$ —
Expenses
General & Administrative Expenses	79,941	86,054	831,667
Loss on Mining Claims	—	—	60,000
Total Expenses	79,941	86,054	891,667
Net Loss	$ (79,941)	$ (86,054)	$ (891,667)
Loss Per Share	$ (0.01)	$ (0.01)
Weighted Average Shares Outstanding	7,542,104	6,769,686

The accompanying notes are an integral part of these financial statements

Basic Energy, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
June 30, 1998 to June 30, 2002

	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit
Balance, June 30, 1998	5,545,203	$ 554,520	$ 42,741	$ (597,261)
Shares Issued for Cost & Services	899,490	89,949
Net Loss for Year Ended June 30, 1999				(89,949)
Balance, June 30, 1999	6,444,693	644,469	42,741	(687,210)
Net Loss for Year Ended June 30, 2000				(38,462)
Balance, June 30, 2000	6,444,693	644,469	42,741	(725,672)
Shares Issued for Services	894,337	89,434
Net Loss for Year Ended June 30, 2001				(86,054)
Balance, June 30, 2001	7,339,030	$ 733,903	$ 42,741	$ (811,726)
Shares Issued for Services	792,196	79,219
Net Loss for Year Ended June 30, 2002				(79,941)
Balance, June 30, 2002	8,131,226	$ 813,122	$ 42,741	$ (891,667)

The accompanying notes are an integral part of these financial statements

Basic Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended June 30, and
Accumulated from June 4, 1926 (Inception) to June 30, 2002

	2002	2001	Accumulated
Cash Flows from Operating Activities
Net Loss	$ (79,941)	$ (86,054)	$ (891,667)
Adjustments to Reconcile Net Loss to Cash Used by Operating Activities;
Non Cash	79,219	89,434	808,499
Loss on Mining Claim	—	—	60,000
Increase (Decrease) in Accounts Payable	21,574	7,746	29,320
Increase (Decrease) Due to Officers	(21,652)	(9,432)	(31,084)
Cash Used from Operating Activities	(800)	1,694	(24,932)
Cash Flows from Investing Activities	—	—	—
Cash Flows from Financial Activities
Proceeds from Sale of Common Stock	—	—	25,826
Cash Provided from Financing Activities	—	—	25,826

Increase (Decrease) in Cash	(800)	1,694	894
Cash at Beginning of Period	1,694	—	—
Cash at End of Period	$ 894	$ 1,694	$ 894
Disclosures for Operating Activities
Interest	$ —	$ —	$ —
Taxes	—	—	—

The accompanying notes are an integral part of these financial statements

Basic Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2001

NOTE #1 - Organization

The Company was organized on June 4, 1926 under the laws of the State of Utah, using the name of M.M. Lead Company. On February 22, 1980 a Certificate of Amendment was filed with the state of Utah changing the name to Basic Energy, Inc. The Company has been dormant for many years and is considered to be a development stage company.

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

During the year ended June 30, 2002, the Company issued 792,196 shares to officers and directors for services and out of pocket expenses. The shares were issued at $0.10 per share.

Basic Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2002

NOTE #4 - Going Concern

The Company has no assets and no operations from which it can obtain working capital. The Company recognizes that it must find a source of working capital or the Company may not be able to continue its existence. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue its existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The following table sets forth as of June 30, 2002 the name, age, and position of each executive officer and director and the term of office of each director of the Company.

NAME	AGE	POSITION	DIRECTOR OR OFFICER SINCE

Jay W. Gibson	77	President & Chairman of the Board of Directors	June 25, 1980

Ronald D. Burnett	65	Vice-President & Director	September 15, 1990

Karl Seljaas	58	Assistant Vice President &Director	March 7, 1999

Joyce Sigler	57	Secretary & Director	March 7, 1999

Joseph M. Graubard	79	Treasurer & Director	February 5, 1997

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

        Joyce Sigler. Secretary & Director. Ms. Sigler has provided services for Basic Energy, Inc. of California since 1992 as the office secretary. Ms. Sigler acts as receptionist, secretary, record keeper, and does both payroll and accounts payable and receivable for the Company. Previous to working at Basic Energy Ms. Sigler worked as General Office manager and in data processing for two companies.

        Karl Seljaas. Assistant Vice President & Director. Mr. Seljaas brings vast experience in mining operations. He served as a smelter worker for Kennecott Copper and as Mine Superintendent for South Hecla Mining for twelve years. He was office manager for Shogun Oil for four years and most recently was owner and operator of Quality Emission in Salt Lake City.

        There are no family relationships between any of the Company's officers and directors. In addition, none of the officers and directors has been involved in legal proceeding which require disclosure in this annual report of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

        Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5.

        Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, each of Jay W. Gibson, Ronald D. Burnett, Joseph M. Graubard, Joyce Sigler, and Karl Seljaas did not file four Form 4s during the year ended June 30, 2002 and did not file Form 5s for the year ended June 30, 2002.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Company's last three completed fiscal years to the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers during such period (as determined at June 30, 2002).

SUMMARY COMPENSATION TABLE

Long Term Compensation
Name and Principal Position	Year	Salary	Bonus $	Other Annual Compen- sation	Awards Restr- icted Stock Awards (1)	Options /SARs	Payouts LTIP Payout	All Other Compen- sation

Jay W. Gibson President & Chairman of the Board	2002 2001 2000	— — —	— — —	— — —	$13,811 (2) $20,997 (2) $37,932 (2)	— — —	— — —	— — —

Ronald D. Burnett Vice President & Director	2002 2001 2000	— — —	— — —	— — —	$ 944 (3) $ 931 (3) $ 1,244 (3)	— — —	— — —	— — —

Karl Seljaas Assistant Vice President & Director	2002 2001 2000	— — —	— — —	— — —	$ 1,207 (4) $ 811 (4) $ 454 (4)	— — —	— — —	— — —

Joseph M. Graubard Treasurer & Director	2002 2001 2000	— — —	— — —	— — —	$ 2,982 (5) $ 1,295 (5) $ 2,138 (5)	— — —	— — —	— — —

Joyce Sigler Secretary & Director	2002 2001 2000	— — —	— — —	— — —	$ 821 (6) $ 329 (6) $ 165 (6)	— — —	— — —	— — —

        (1)      From June 30, 2000 to June 30, 2002 there was no established trading market for the Company's shares. Therefore, an arbitrary value at $.10 per share, which is the par value of the Company's shares, was used to determine compensation.

        (2)      In January 2002, Mr. Gibson was awarded 138,115 restricted common shares. In January 2001, Mr. Gibson was awarded 115,130 restricted common shares for the period of October 2000 through December 2000. In October 2000, Mr. Gibson was awarded 569,065 for the period of March 1999 to September 2000. 2002, 2001, and 2000 compensation figures are based on a monthly average of these amounts. All shares awarded were issued as compensation for services rendered and to cover out of pocket expenses incurred on behalf of the Company.

        (3)     In January 2002, Mr. Burnett was awarded 9,948 restricted common shares. In January 2001, Mr. Burnett was awarded 6,200 restricted common shares for the period of October 2000 through December 2000. In October 2000, Mr. Burnett was awarded 18,653 restricted common shares for the period of March 1999 to September 2000. 2002, 2001, and 2000 compensation figures are based on a monthly average of these amounts. All shares awarded were issued as compensation for services rendered and to cover out of pocket expenses incurred on behalf of the Company.

        (4)     In January 2002, Mr. Seljass was awarded 12,076 restricted common shares. In January 2001, Mr. Seljass was awarded 6,970 restricted common shares for the period of October 2000 through December 2000. In October 2000, Mr. Seljass was awarded 6,813 restricted common shares for the period of March 1999 to September 2000. 2002, 2001, and 2000 compensation figures are based on a monthly average of these amounts. All shares awarded were issued as compensation for services rendered and to cover out of pocket expenses incurred on behalf of the Company.

        (5)      In January 2002, Mr. Graubard was awarded 29,820 restricted common shares. In January 2001, Mr. Graubard was awarded 7,600 restricted common shares for the period of October 2000 through December 2000. In October 2000, Mr. Graubard was awarded 32,074 restricted common shares for the period of March 1999 to September 2000. 2002, 2001, and 2000 compensation figures are based on a monthly average of these amounts. All shares awarded were issued as compensation for services rendered and to cover out of pocket expenses incurred on behalf of the Company.

        (6)     In January 2002, Ms. Sigler was awarded 8,219 restricted common shares. In January 2001, Ms. Sigler was awarded 2,880 restricted common shares for the period of October 2000 through December 2000. In October 2000, Ms. Sigler was awarded 2,472 restricted common shares for the period of March 1999 to September 2000. 2002, 2001, and 2000 compensation figures are based on a monthly average of these amounts. All shares awarded were issued as compensation for services rendered and to cover out of pocket expenses incurred on behalf of the Company.

Compensation of Officers and Directors

        Compensation of Directors, Officers, and other agents has been paid by the issuance of shares of restricted common stock of the Company, having a par value of $.10 per share. All such stock is fully paid and non-assessable. The rate of compensation is $40.00 per hour for labor, $.30 per mile for miles traveled while working for the Company, and any out-of-pocket expenses are also compensated at the rate of $.30 per share. All stock issued as compensation is approved by the Board of Directors.

Employment Contracts and Termination of Employment and Change in Control Arrangements

        There are no employment contracts between the Company and any of its officers or directors.

        There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any of the Company’s officers or directors which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of September 20, 2002, the name and the number of shares of the Company's Common Stock, par value $0.10 per share, beneficially owned by each person who is known by the Company to own more than 5% of the 8,131,226 outstanding shares of the Company's Common Stock, and the name and number of shares beneficially owned by each director of the Company and by each executive officer named in the Summary Compensation Table contained in "Executive Compensation," and all of the officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common	Ron Burnett (1), (2) 155 W. American Avenue Murray, Utah 84108	122,080.015%

Common	Joseph M. Graubard (1) 23886 Corte Cajon Murrieta, CA 92562	169,381.021%

Common	Jay W. Gibson (1), (3) 23871 Corte Cajon Murrietta, CA 92565	3,827,532	47.1%

Common	Karl Seljaas (1) 2179 Blaine Avenue Salt Lake City, UT 84108	101,378.012%

Common	Joyce Seigler (1) 1305 So. Shelly St. Santa Ana, CA 92704	32,111.004%

Common	Officers and Directors as a Group: (5 persons)	4,252,482	52.3%

(1)      Director of the Company and/or executive officer named in the Summary Compensation Table contained in “Executive Compensation.”

(2)     Includes 115,780 shares held of record by Ron Burnett and 6,300 shares held of record by Carriage Motor Company. Mr. Burnett is the owner of Carriage Motor Company and may be deemed to be the beneficial owner of those shares.

(3)      Includes 655,784 shares held by Janet Gibson, his wife and 750,000 shares held by Jay and Janet Gibson as joint tenants.

There are no contracts or other arrangements that may result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   Exhibits.   The following exhibits are included as part of this report:

Exhibit Number	Title of Document

3.1	Articles of Incorporation of the Company.(*)

3.2	Articles of Amendment to the Articles of Incorporation of the Company.(*)

3.3	Bylaws of the Company.(*)

* Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as amended (Commission File No. 33-59778), and incorporated herein by reference.

(b)    Reports on Form 8-K.

        None.

SIGNATURES

        In accordance with Section 13 or Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Basic Energy, Inc.

October 13, 2002	By:	/s/ Jay W. Gibson
Jay W. Gibson Chairman of the Board and President

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 13, 2002	/s/ Jay W. Gibson
Jay W. Gibson Chairman of the Board and President (principal executive officer)

October 13, 2002	/s/ Joseph M. Graubard
Joseph M. Graubard Treasurer and Director (principal financial and accounting officer)

October 13, 2002	/s/ Karl Seljaas
Karl Seljaas Vice President and Director

October 13, 2002	/s/ Joyce Sigler
Joyce Sigler Secretary and Director

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jay W. Gibson, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Basic Energy, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 13, 2002

/s/ Jay W. Gibson
Jay W. Gibson President and Chairman of the Board (principal executive officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph M. Graubard, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Basic Energy, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 13, 2002

/s/ Joseph M. Graubard
Joseph M. Graubard Treasurer (principal financial officer)