Form 10QSB
period 2002-09-30
BASIC ENERGY INC
filed 2002-11-26
CIK 1097900

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
     September 30, 2002                                          0-27849

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

Common stock, par value $0.10; 8,131,226 shares outstanding as of September 30, 2002

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               BASIC ENERGY, INC.
                          (A Development Stage Company)

                              Financial Statements
                               September 30, 2002


                                 BASIC ENERGY, INC.
                           (A Development Stage Company)
                                   Balance Sheets

                                                        September 30,    June 30,
                                                            2002           2002
                                                        ------------   ------------
                                                         (Unaudited)
                                       ASSETS

Current Assets
--------------

     Cash                                               $       894    $     1,694
                                                        ------------   ------------
         Total Assets                                   $       894    $     1,694
                                                        ============   ============

                        LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------

     Accounts Payable                                   $    36,279    $    14,324
     Due to Officers                                         14,688         22,452
                                                        ------------   ------------

         Total Current Liabilities                           50,967         36,776
                                                        ------------   ------------
Stockholders' Equity

     Common Stock, 20,000,000 Shares
       Authorized at $0.10 Par Value;
       8,131,226 and 7,339,030 Shares Issued
       and Outstanding Respectively                         813,122        733,903
     Paid In Capital                                         42,741         42,741
     Deficit Accumulated During the Development Stage      (905,936)      (811,726)
                                                        ------------   ------------
         Total Stockholders' Equity                         (50,073)       (35,082)
                                                        ------------   ------------
         Total Liabilities & Stockholders' Equity       $       894    $     1,694
                                                        ============   ============

     The accompanying notes are an integral part of these financial statements.

                               BASIC ENERGY, INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                  For the Period
                                      For the Three Months Ended   June 4, 1926
                                      ---------------------------   (Inception)
                                        September     September     to September
                                        30, 2002       30, 2001       30, 2002
                                      ------------   ------------   ------------

REVENUE                               $        --    $        --    $        --

EXPENSES

     General & Administrative              14,269         31,381        845,936
     Loss on Mining Claims                     --             --         60,000
                                      ------------   ------------   ------------

         Total Expenses                    14,269         31,381        905,936
                                      ------------   ------------   ------------
         Income (Loss)
         From Operations                  (14,269)       (31,381)      (905,936)

OTHER INCOME (EXPENSES)

     Interest Expense                          --             --             --
                                      ------------   ------------   ------------
         Total Other Income
         (Expenses)                            --             --             --
                                      ------------   ------------   ------------
         Income (Loss)
         Before Taxes                     (14,269)       (31,381)      (905,936)

         Taxes                                 --             --             --
                                      ------------   ------------   ------------
     Net Income (Loss)                $   (14,269)   $   (31,381)   $  (905,936)
                                      ============   ============   ============
     Loss Per
     Common Share                     $     (0.00)   $     (0.00)

     Weighted Average
     Outstanding Shares                 8,131,226      7,348,024

 The accompanying notes are an integral part of these financial statements.


                                       BASIC ENERGY, INC.
                                  (A Development Stage Company)
                                    Statements of Cash Flows
                                           (Unaudited)
                                                                                   For the Period
                                                     For the Three Months Ended    June 4, 1926
                                                   -----------------------------   (Inception) to
                                                    September 30,  September 30,   September 30,
                                                       2002             2001            2002
                                                   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Loss                                      $    (14,269)   $    (31,381)   $   (905,936)
     Adjustments to Reconcile Net Loss to
       Cash Used by Operating Activities;
         Non Cash                                        13,888              --         822,387
         Loss on Mining Claim                                --              --          60,000
         Increase (Decrease) in Accounts Payable            381          10,860          29,701
         Increase (Decrease) Due to Officers                 --          18,921         (31,084)
                                                   -------------   -------------   -------------
         Cash Used from Operating Activities                 --          (1,600)        (24,932)

CASH FLOWS FROM INVESTING ACTIVITIES                         --              --              --
                                                   -------------   -------------   -------------
         Cash Provided from Investing Activities             --              --              --

CASH FLOWS FROM FINANCIAL ACTIVITIES

     Proceeds from Sale of Common Stock                      --              --          25,826
                                                   -------------   -------------   -------------
         Cash Provided from Financing Activities             --              --          25,826
                                                   -------------   -------------   -------------
         Increase (Decrease) in Cash                         --          (1,600)            894

         Cash at Beginning of Period                        894           1,694              --
                                                   -------------   -------------   -------------
         Cash at End of Period                     $        894    $         94    $        894
                                                   =============   =============   =============
DISCLOSURES FOR OPERATING ACTIVITIES

     Interest                                      $         --    $         --    $         --
     Taxes                                                   --              --              --

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

NOTE #3 - Stockholders' Equity - Common Stock
---------------------------------------------

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

NOTE #4 - Going Concern
-----------------------

The Company has had recurring operating losses since inception and is dependent upon financing to continue operations. These factors indicate that the Company may be unable to continue in existence. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.

NOTE #5 - Subsequent Events
---------------------------

On October 5, 2002, the Company issued 138,875 shares of common stock to officers and directors of the Company as full payment for services and out of pocket expenses incurred during the quarter.

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

     Plan of Operations
     ------------------
     The Company has little cash and has experienced losses. As of September 30, 2002, the Company had $ 894 cash on hand. As of that date the Company had $49,224 in outstanding liabilities. The Company has no material commitments for capital expenditures for the next twelve months.

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

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (A) Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 2002.

     (B)  Exhibits.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Basic Energy, Inc.

November 25, 2002                          /s/ Jay W. Gibson
                                     --------------------------------
                                     Jay W. Gibson
                                     Chairman of the Board and President

November 25, 2002                    /s/ Joseph M. Graubard
                                     --------------------------------
                                     Joseph M. Graubard
                                     Treasurer and Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jay W. Gibson, certify that:

1.    I have reviewed this annual report on Form 10-QSB of Basic Energy, Inc.

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

Date: November 25, 2002

                                   /s/ Jay W. Gibson
                                   -----------------------------
                                   Jay W. Gibson
                                   President and Chairman
                                   of the Board
                                   (principal executive officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph M. Graubard, certify that:

1.    I have reviewed this annual report on Form 10-QSB of Basic Energy, Inc.

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

Date: November 25, 2002

                                   /s/ Joseph M. Graubard
                                   -----------------------------
                                   Joseph M. Graubard
                                   Treasurer
                                   (principal financial officer)