Form 10QSB
period 2002-12-31
BASIC ENERGY INC
filed 2003-02-18
CIK 1097900

SECURITIES AND EXCHANGE COMMISSION
(Addressaof PrincipalbExecutivesO(Issuer'seTelephone Number,rincluding Area
Code)                        (Zip Code)
                                              WASHINGTON, D.C. 20549
                                                  (949) 489-2400
         Indicate by check mark whether the RegistrantR(i)0hasBfiled all reports required to be filed1by8Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subjectotoosuch filingirequirements for the past 90 days.
                I.R.S. Employer Identi-
IncorporationTorLOrganizationSUANT    TO    SECTION   13   OR   15(d)   OF   THE
         SficationSNo.)HANGE ACT OF 1934 For the quarterly period ended DecYeser 3X, 2002 No
                           555 Anton Boulevard, Suite 1200, Costa Mesa
California 92626
[ ]      IndicateOtheEnumberUofUshares outstandingOof1each ofFtheEissuer'sI
classesAofEcommonFequity,oastof thenlatest practicable date._____________ to
__________________

Common Stock,i$.10nparlvalueber 0-27849
                    8,454,134
Title of Classumber 0001097900                     Number of Shares outstanding
                                                           at December 31, 2002
                                                BASIC ENERGY, INC.


Transitional Small Business Format     Yes            No    X

No exhibits included.

                                                Basic Energy, Inc.
                                           (A Development Stage Company)
                                               Financial Statements
                                                 December 31, 2002

                                                Basic Energy, Inc.
                                           (A Development Stage Company)
                                                  Balance Sheets

                                                                                December 31,     June 30,
                                                                                                 2002                      2002
                                                                                                 ---------         ------------
                                                                                 (Unaudited)
                                                      Assets

Current Assets

           Cash                                                $                          894       $             894
                                                                             -                   -----------      -----------------

         Total Assets                                                        $                          894       $             894
---------            --------------------------------------------------------=-------------------===========      =================

                                        Liabilities & Stockholders= Equity

Current Liabilities

     Accounts Payable                                                        $                         36,279     $          35,898
     Due to Officers                                                                                   26,792                   800
                                                                                                 -------------     ----------------

         Total Current Liabilities                                                                     63,071                36,698
---------                         ----------------------------------------------------------------------------     ----------------

Stockholders= Equity

     Common Stock, 20,000,000 Shares
       Authorized at $0.10 Par Value;
       8,131,226 Shares Issued and Outstanding                                                             813,122          813,122
     Paid In Capital                                                                                   42,741                42,741
     Deficit Accumulated During the Development Stage                                                     (918,040)       (891,667)
                                                                                                 ------------------   -------------

         Total Stockholders= Equity                                                                   (62,177)              (35,804)
---------                          ---------------------------------------------------------------------------     ----------------

         Total Liabilities & Stockholders= Equity                                                $             894         $    894
---------                                        ------------------------------------------------==================        ========


     The accompanying notes are an integral part of these financial statements
                                                       3

                                                Basic Energy, Inc.
                                           (A Development Stage Company)
                                              Statement of Operations
                                                    (Unaudited)

                                                                                                                     For the Period
                                                             For the Three                     For the Six            June 24, 1926
                                                              Months Ended                    Months Ended             (Inception)
                                                     December             December          December   December         to December
                                                     31, 2002             31, 2001          31, 2002      30, 2001        31, 2002

Revenue                             $          -               $         -           $-            $        -            $       -
----------------------------       -------------------         ---------        ------------------         ---------

Expenses

     General &
       Administrative                   12,104                 19,968              26,373             39,889                858,040
     Professional Fees                      -                  3,541             -                      15,001               -
     Loss on Mining
       Claims                               -                         -                 -                         -           60,000
                                   ---------        ------------         ---------        ------------------         --------------

         Total Expenses                12,104             23,509              26,373               54,890                    918,040
------------------------------    ---------------    ----------------           ------------------------           ----------------

         Income (Loss)
         From Operations               (12,104)          (23,509)       (26,373)       (54,890)                           (918,040)
---------               -----------------------------------------------

Other Income (Expenses)

     Interest Expense                      -                         -                 -                         -                -
                                   ---------        ------------------         ---------        ------------------         --------

         Total Other Income
         (Expenses)                 -                         -                 -                         -                       -
-----------------------------        ------------------         ---------        ------------------         ---------

         Income (Loss)
         Before Taxes                   (12,104)         (23,509)         (26,373)      (54,890)                        (918,040)
---------            ------------------------

         Taxes                  -                         -                 -                         -                         -
                                  ---------        ------------------         ---------        ------------------         ---------

     Net Income (Loss)      $   (12,104)   $                  (23,509)          $    (26,373)     $  (54,890)     $   (918,040)
--------------------------=============   ===========================          ================          ==========  ==============

     Loss Per
     Common Share       $    (0.00)    $        (0.00)    $         (0.00)            $                (0.00)

     Weighted Average
     Outstanding Shares  8,131,226        7,722,765            8,131,226          7,548,146


                                                Basic Energy, Inc.
                                           (A Development Stage Company)
                                             Statements of Cash Flows
                                                    (Unaudited)

                                                                                                                     For the Period
                                                                                                                       June 4, 1926
                                                                           For the Six Months Ended                  (Inception) to
                                                                          December 31,     December 31,                 December 31,
                                                                               2002                      2001            2002
                                                                           ---------        ------------------         -------------

Cash Flows from Operating Activities

     Net Loss                                                  $      (26,373)   $                  (54,890)          $   (918,040)
-----         ---------------------------------------------------- ---------------------------------------
     Adjustments to Reconcile Net Loss to
       Cash Used by Operating Activities;
         Non Cash                                                                               -        41,373             783,925
         Loss on Mining Claim                                                                   -             -              60,000
         Increase (Decrease) in Accounts Payable                                              381        14,552              36,279
         Increase (Decrease) Due to Officers                                               25,992       (2,635)             12,904
                                                                                -----------------   -----------         ----------

         Cash Used from Operating Activities                                              -            (1,600)            (24,932)
---------                                   -------------------------------------------------------------

Cash Flows from Investing Activities                                                          -             -             -
----------------                                                                    ---------        -----------         -------

         Cash Provided from Investing Activities                                                    -            -              -
---------                                       ----------------------------------------------------------

Cash Flows from Financial Activities

     Proceeds from Sale of Common Stock                                                         -            -             25,826
                                                                                         ---------        ----------     ---------

         Cash Provided from Financing Activities                                                        -          -         25,826
---------                                       ------------------------------------------------         ---------      ---------

         Increase (Decrease) in Cash                                                        -               (1,600)           894
---------                            ---------------------------------------------------------------------

         Cash at Beginning of Period                                                                   894          1,694      -
                                                                                        -----------      ------------     ---------

         Cash at End of Period                                    $                                894      $     94       $  894
                                                                  =                   ===========     ============      ===========

Disclosures for Operating Activities

     Interest                                                     $                             -      $         -     $        -
=====        ===================================================== =======================================
     Taxes                                                                                                -            -         -




      The accompanying notes are an integral part of these financial statements
                                                       4

                                               Basic Energy, Inc.
                                          (A Development Stage Company)
                                          Notes to Financial Statements
                                                December 31, 2002

NOTE 1 - Organization

The Company was organized on June 4, 1926 under the laws of the state of Utah using the name of M.M. Lead Company. On February 22, 1980 a Certificate of Amendment was filed with the state of Utah changing the name to Basic Energy, Inc. The Company has been dormant for many years and is considered to be a development stage company.

NOTE 2 - Significant Accounting Policies

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

NOTE 3 - Stockholders= Equity - Common Stock

During the year ended June 30, 2002, the Company issued 792,196 shares to officers and directors for services and out of pocket expenses. The shares were issued at $0.10 per share.

NOTE 4 - Going Concern

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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


Item 3. Controls and Procedures.

         (a) Evaluation of disclosure controls and procedures. The Company?s principal executive officer and its principal financial officer, based on their evaluation of the Company?s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, have concluded that the Company?s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

         (b) Changes in internal controls. There were no significant changes in the Company?s internal controls or in other factors that could significantly affect the Company?s internal controls subsequent to the date of their evaluation.

                                            PART II.  OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS  -  None

Item 2.           CHANGES IN SECURITIES - None
                  ---------------------

Item 3.           DEFAULTS UPON SENIOR SECURITIES - None
                  -------------------------------

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
                  ---------------------------------------------------

Item 5.           OTHER INFORMATION - None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--None

         Reports on Form 8-K--None.
                                                    SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        BASIC ENERGY, INC.


                                     Basic Energy, Inc.

January 27, 2003                          /s/ Jay W. Gibson
                                     --------------------------------
                                     Jay W. Gibson
                                     Chairman of the Board and President
                                                     (duly authorized officer)

January 27, 2003                    /s/ Joseph M. Graubard
                                     --------------------------------
                                     Joseph M. Graubard
                                     Treasurer and Director
                                   (principal accounting and financial officer)



                                                  CERTIFICATIONS
I, Jay W. Gibson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Basic Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant?s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant?s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ?Evaluation Date?); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant?s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of registrant?s board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal controls; and

6. The registrant?s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 27, 2003

/s/ Jay W. Gibson
President and Chief Executive Officer

I, Joseph M. Graubard, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Basic Energy, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant?s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
 Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant?s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ?Evaluation Date?); and

  c) presented in this quarterly report our conclusions about the efectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant?s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of registrant?s board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal controls; and

6. The registrant?s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 27, 2003

/s/ Joseph M. Graubard
Treasurer