Form 10QSB
period 2003-03-31
SKYFRAMES INC
filed 2003-05-21
CIK 1097900

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-27849
         CIK Number 0001097900
                                 SKYFRAMES, INC.

(Exact Name of small business issuer as specified in its charter)

            Utah                                                 00-001748413
(State or other Jurisdiction of                          I.R.S. Employer Identi-
Incorporation or Organization                                      fication No.)

                    555 Anton Boulevard, Suite 1200, Costa Mesa California 92626

(Address of Principal Executive Offices)                             (Zip Code)
                                                  (714) 957-1000

                (Issuer's Telephone Number, including Area Code)

         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                           Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.10 par value                                        12,184,679
---------------------------------                       -----------------------
Title of Class                                      Number of Shares outstanding
                                                        at March 31, 2003


Transitional Small Business Format     Yes            No    X

No exhibits included.

                      SKYFRAMES, INC. AND SUBSIDIARY
                       (Formerly Basic Energy, Inc.)
                       [A Development Stage Company]

           UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 2003

                      SKYFRAMES, INC. AND SUBSIDIARY
                       (Formerly Basic Energy, Inc.)

                       [A Development Stage Company]




                                 CONTENTS

                                                           PAGE


        -   Unaudited Condensed Consolidated Balance
            Sheets, March 31, 2003 and June 30, 2002        2


        -   Unaudited Condensed Consolidated Statements
            of Operations, for the three and nine months
            ended March 31, 2003 and from inception on
            May 24, 2002 through March 31, 2003             3


        -   Unaudited Condensed Consolidated Statements
            of Cash Flows, for the nine months ended
            March 31, 2003 and from inception on
            May 24, 2002 through March 31, 2003             4


        -   Notes to Unaudited Condensed Consolidated
            Financial Statements                          5 - 11

                      SKYFRAMES, INC. AND SUBSIDIARY
                       (Formerly Basic Energy, Inc.)
                       [A Development Stage Company]

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                  ASSETS

                                          March 31,     June 30,
                                             2003         2002

                                        ------------ ------------
CURRENT ASSETS:
  Cash                                    $        -   $        -
                                        ------------ ------------
    Total Current Assets                           -            -

PROPERTY AND EQUIPMENT, net                    3,718            -

OTHER ASSETS:
  Deposits                                     7,814            -
                                        ------------ ------------
                                          $   11,532   $        -
                                        ------------ ------------


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Bank overdraft                          $    3,471   $        -
  Accounts payable                            65,942            -
  Advances from related parties               20,264       38,563
  Accrued payroll and related expenses       140,190       42,708
                                        ------------ ------------
    Total Current Liabilities                229,867       81,271
                                        ------------ ------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.10 par value,
   20,000,000 shares authorized,
   12,184,679 and 25,000 shares
   issued and outstanding, respectively    1,218,468        2,500
  Capital in excess of par value           (521,020)        2,500
  Deficit accumulated during the
    development stage                      (915,783)     (86,271)
                                        ------------ ------------
    Total Stockholders' Equity (Deficit)   (218,335)    (81,271)
                                        ------------ ------------
                                          $   11,532   $        -
                                        ------------ ------------






 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                      SKYFRAMES, INC. AND SUBSIDIARY
                       (Formerly Basic Energy, Inc.)
                       [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     For The     For The        From
                                       Three       Nine       Inception
                                      Months      Months      on May 24,
                                      Ended       Ended     2002 Through
                                    March 31,   March 31,     March 31
                                      2003         2003         2003
                                   ----------   ----------   ----------
REVENUE                            $   1,800    $   1,800    $   1,800
                                   ----------   ----------   ----------

OPERATING EXPENSES:
  Selling                              1,520        1,520        1,520
  General and administrative         683,848      829,792      916,063
                                   ----------   ----------   ----------
        Total Operating Expenses     685,368      831,312      917,583
                                   ----------   ----------   ----------

LOSS BEFORE INCOME TAXES            (683,568)    (829,512)    (915,783)

CURRENT TAX EXPENSE                        -            -            -

DEFERRED TAX EXPENSE                       -            -            -
                                   ----------   ----------   ----------

NET LOSS                           $(683,568)   $(829,512)   $(915,783)
                                   ----------   ----------   ----------

LOSS PER COMMON SHARE              $    (.09)   $    (.31)   $    (.39)
                                   ----------   ----------   ----------

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                      SKYFRAMES, INC. AND SUBSIDIARY
                       (Formerly Basic Energy, Inc.)
                       [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      From Inception
                                        For the Nine   on May 24,
                                        Months Ended  2002 Through
                                         March 31,     March 31
                                            2003         2003
                                         ----------   ----------
Cash Flows from Operating Activities:
 Net loss                                $(829,512)   $(915,783)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Depreciation                                663          663
   Non-cash expenses paid by
     issuing common stock                  563,000      568,000
   Changes in assets and liabilities:
    (Increase) in deposits                  (7,814)      (7,814)
    Increase in accounts payable            52,327       52,327
    Increase in accrued payroll
      and related expenses                  97,482      140,190
                                         ----------   ----------
        Net Cash (Used) by
         Operating Activities             (123,854)    (162,417)
                                         ----------   ----------
Cash Flows from Investing Activities:
 Payments for property and equipment        (4,381)      (4,381)
                                         ----------   ----------
        Net Cash (Used) by
         Investing Activities               (4,381)      (4,381)
                                         ----------   ----------
Cash Flows from Financing Activities:
 Proceeds from bank overdraft                3,471        3,471
 Advances from a related parties            27,764       66,327
 Proceeds from issuance of common stock     75,000       75,000
 Proceeds from capital contributions        22,000       22,000
                                         ----------   ----------
        Net Cash Provided by

         Financing Activities              128,235      166,798
                                         ----------   ----------
Net Increase (Decrease) in Cash                  -            -

Cash at Beginning of the Period                  -            -
                                         ----------   ----------
Cash at End of the Period                $       -     $      -
                                         ----------   ----------

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                              $       -     $      -
   Income taxes                          $       -     $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:
 From inception on May 24, 2002 through March 31, 2003:
  In February and March 2003, the Company issued a total of 3,450,000 shares of common stock for services rendered totaling $563,000.

  In January 2003, the Company issued 8,499,679 shares of common stock as part of an Exchange Agreement which has been accounted for as a recapitalization of Subsidiary.

  In August 2002, the Company issued 60,000 shares of common stock for computers and related equipment with a carryover basis of $0 and as payment of related party advances of $46,063.

  In May 2002, the Company issued 25,000 shares of common stock as payment of organization costs of $5,000.

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                      SKYFRAMES, INC. AND SUBSIDIARY
                       (Formerly Basic Energy, Inc.)
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Skyframes, Inc. ("Parent") was organized under the laws of the State of Utah on June 4, 1926 as M. M. Lead Company. In 1980, Parent changed its name to Basic Energy, Inc. In March 2003, Parent changed its name to Skyframes, Inc.

  SkyFrames, Inc. ("Subsidiary") was organized under the laws of the State of Texas on May 24, 2002 as CyberVillage, Inc. In July 2002, Subsidiary changed its name to SkyFrames, Inc.

  On January 28, 2003, Parent acquired Subsidiary pursuant to an Exchange Agreement. The merger of Parent and Subsidiary has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase [See
  Note 3].

  Skyframes, Inc. and Subsidiary ("the Company") provides high-speed information access using satellites. The Company has not yet generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The results of operations for the periods ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

  Consolidation - The consolidated  financial statements include the accounts of
  Parent  and  its  wholly  owned  Subsidiary.   All  significant   intercompany
  transactions have been eliminated in consolidation.

  Fiscal Year - Parent's fiscal year-end is June 30th. Subsidiary's fiscal year-end was March 31st, but was subsequently changed to June 30th [See Note 12].

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Property and Equipment - Property and equipment are stated at cost or at the shareholder's carryover basis. Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

                      SKYFRAMES, INC. AND SUBSIDIARY
                       (Formerly Basic Energy, Inc.)
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years. As of March 31, 2003, the Company has capitalized a total of $330 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the nine months ended March 31, 2003.

  Organization Costs - Organization costs, which reflect amounts expended to organize the Company, were expensed as incurred.

  Revenue Recognition - The Company's revenue comes from services provided under various service agreements. Revenue is recognized over the term of the service agreement.

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. For the nine months ended March 31, 2003, advertising costs amounted to $1,520.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128 [See Note 9].

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement - The financial statements have been restated for all periods presented to reflect a 1-for-100 reverse stock split that Parent effected on January 28, 2003.

                      SKYFRAMES, INC. AND SUBSIDIARY
                       (Formerly Basic Energy, Inc.)
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EXCHANGE AGREEMENT AND RELEASE AND SETTLEMENT AGREEMENT

  On August 3, 2002, Subsidiary signed an Exchange Agreement with Helsinki Capital Partners, Inc. ("Helsinki"). The agreement called for Helsinki to issue 8,500,000 shares of its common stock to the shareholders of Subsidiary for all 85,000 outstanding shares of Subsidiary's common stock. The merger closed on August 31, 2002; however, subsequently, the merger was rescinded. On January 28, 2003, Subsidiary signed a Release and Settlement Agreement with Helsinki. The rescission agreement called for the former shareholders of Subsidiary to return the 8,500,000 shares of Helsinki's common stock and to receive back their 85,000 shares of Subsidiary's common stock. The financial statements have been restated to reflect the acquisition as having been rescinded.

NOTE 3 - EXCHANGE AGREEMENT

  On January 28, 2003, Parent signed an Exchange Agreement with Subsidiary. The agreement called for Parent to issue 8,500,000 shares of its common stock to the shareholders of Subsidiary for all 85,000 outstanding shares of Subsidiary's common stock. The agreement also called for Parent to effect a 1-for-100 reverse stock split just prior to the merger. The merger closed on January 28, 2003 and has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase.

NOTE 4 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment at cost or carryover basis, less accumulated depreciation as of:

                                           March 31,    June 30,
                                             2003        2002
                                          ---------- ------------
         Computers and related equipment   $      -   $        -
         Office equipment                     1,901            -
         Software                             2,150            -
         Website                                330            -
                                          ---------- ------------
                                              4,381            -

         Less: accumulated depreciation       (663)            -
                                          ---------- ------------
                                           $  3,718   $        -
                                          ---------- ------------

  For the nine months ended March 31, 2003, depreciation expense amounted to $663.

NOTE 5 - CAPITAL STOCK

  Common Stock - In May 2002, in connection with its organization, the Company issued 25,000 shares of their previously authorized but unissued common stock. The shares were issued as payment of organization costs of $5,000 (or $.20 per share).

                      SKYFRAMES, INC. AND SUBSIDIARY
                       (Formerly Basic Energy, Inc.)
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK [Continued]

  In August 2002, the Company issued 60,000 shares of their previously authorized but unissued common stock. The shares were issued for computers and related equipment recorded at the carryover basis of $0 and for payment of related party advances of $46,063 (or $.767714 per share). This issuance resulted in a change in control of the Company.

  In January 2003, in connection with an exchange agreement, the Company issued 8,499,679 shares of their previously authorized but unissued common stock [See
  Note 3].

  In January 2003, the Company issued 150,000 shares of their previously authorized but unissued common stock. The shares were issued for cash of $75,000 (or $.50 per share).

  In February 2003, the Company issued 500,000 shares of their previously authorized but unissued common stock as part of an employment agreement. The shares were issued for employee services rendered valued at $30,000 (or $.06 per share).

  In February 2003, the Company issued 2,700,000 shares of their previously authorized but unissued common stock under the Company's Advisor Compensation Plan. The shares were issued for consulting services rendered valued at $108,000 (or $.04 per share).

  In March 2003, the Company issued 250,000 shares of their previously authorized but unissued common stock. The shares were issued for consulting services rendered valued at $425,000 (or $1.70 per share).

  Capital Contributions - In February 2003, a shareholder of the Company contributed cash of $2,000 to the Company.

  In March 2003, a shareholder of the Company contributed cash of $20,000 to the Company.

  Stock Split - On January 28, 2003, the Company effected a 1-for-100 reverse stock split. The financial statements for all periods presented have been restated to reflect this stock split.

  Advisor Compensation Plan - On February 10, 2003, the Board of Directors of the Company adopted the Advisor Compensation Plan ("the Plan"). The Plan provides for issuing up to 3,000,000 shares of common stock to employees, directors, consultants and advisors. In February 2003, the Company issued 2,700,000 shares under the Plan. At March 31, 2003, total shares available to be issued under the Plan amounted to 300,000.

                      SKYFRAMES, INC. AND SUBSIDIARY
                       (Formerly Basic Energy, Inc.)
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2003, the Company has available unused operating loss carryforwards of approximately $773,000, which may be applied against future taxable income and which expire in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $360,000 and $34,000 as of March 31, 2003 and June 30, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $326,000 during the nine months ended March 31, 2003.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Advances - As of March 31, 2003, officers and shareholders of the  Company
  were  owed  $20,264 for expenses they paid on behalf of the Company.   The
  advances are due on demand and bear no interest.

  Management Compensation - For the nine months ended March 31, 2003, the Company paid $37,244 and accrued $21,706 in compensation to the Chief Technical and Operations Officer who is also a shareholder of the Company.

  For the nine months ended March 31, 2003, the Company accrued $54,000 of compensation for a director of the Company who is also a shareholder of the Company.

  For the nine months ended March 31, 2003, the Company accrued $9,000 of compensation for the former President who is also a shareholder of the

  Company.

  Employment Agreement - On February 1, 2003, the Company signed an Employment Agreement with the Chief Executive Officer. The agreement calls for a base salary of $60,000 for one year. The agreement provides for the salary to double if the Chief Executive Officer can generate financing of at least $500,000. The agreement also provided for the issuance of 500,000 shares of common stock over the term of the agreement. The agreement also provides for three years of extensions and for the Chief Executive Officer to receive 10,000 options to purchase common stock at $.10 per share on February 1, 2004. For the nine months ended March 31, 2003, the Company paid $38,500 and accrued $1,500 of compensation for the Company's Chief Executive Officer who is also a shareholder of the Company. In February 2003, the Company amended the agreement to issue the 500,000 shares of common stock immediately.

                      SKYFRAMES, INC. AND SUBSIDIARY
                       (Formerly Basic Energy, Inc.)
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was just recently formed, has current liabilities in excess of current assets and has incurred losses since their inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or in establishing profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 9 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                              From Inception
                                 For the Three  For the Nine    on May 24,
                                  Months Ended  Months Ended   2002 Through

                                    March 31,     March 31,     March 31
                                      2003         2003           2003
                                   ----------    ----------    ----------
    Loss available to common
    shareholders (numerator)       $(683,568)    $(829,512)    $(915,783)
                                   ----------    ----------    ----------
    Weighted average number
    of common shares outstanding
    used in loss per share during
    the period (denominator)        7,869,223     2,634,416     2,323,971
                                   ----------    ----------    ----------

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 10 - COMMITMENTS AND AGREEMENTS

  Office Lease - On September 30, 2002, the Company signed an office lease to lease office space in San Juan Capistrano, California for one year beginning October 1, 2002. The Company paid a $700 deposit and will pay $600 per month. The lease is renewable for one additional year.

  Office Lease - On October 2, 2002, the Company signed an office lease to lease office space in Oceanside, California for two years beginning October 1, 2002. The Company paid a $1,114 deposit and will pay $1,142 per month during the first year and $1,189 during the second year plus the Company's share (.99%) of the building's expenses. The lease is guaranteed by the Chief Technical and Operations Officer.

                      SKYFRAMES, INC. AND SUBSIDIARY
                       (Formerly Basic Energy, Inc.)
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND AGREEMENTS [Continued]

  Satellite Service Agreement / Purchase Option - On October 10, 2002, the Company signed a Satellite Service Agreement with Clear Channel Satellite Services ("CCSS") to purchase preemptible satellite bandwidth and power from CCSS on a month-to-month basis. The Company paid a $6,000 deposit and will pay 75% of gross revenues derived from use of the CCSS satellite with a minimum amount of $5,820 per month. The agreement also grants CCSS the right to acquire the Company during the 18-24th months of the agreement at the greater of gross annual revenues or fair market value. The agreement grants the Company first right of refusal to convert to a non-preemptible status. The agreement also sets minimum prices the Company can charge for its services and calls for a 3% increase in monthly fees at each anniversary of the agreement.

NOTE 11 - CONCENTRATIONS

  Sales - For the nine months ended March 31, 2003, all of the Company's sales were to only one customer. The loss of this significant customer could adversely affect the Company's business and financial condition.

NOTE 12 - SUBSEQUENT EVENTS

  Fiscal Year-End Change - In May 2003, Subsidiary changed its fiscal year-end to June 30th.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

         Safe Harbor Statement

         This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors including, but not limited to, our ability to find working capital, technical issues relating to our obtaining satellite time, our ability to provide timely customer service and shipment of equipment given that we are short on working capital, and compliance of our customers with contractual terms.

Management's Discussion and Analysis of Financial Condition and Results of
 Operations

Overview

         The Company is an early stage provider of low-cost high-speed secure Internet broadband services. SkyFrames, founded in 2002, delivers broadband speeds to rural locations that enable applications to be delivered in a manner that were previously unattainable. This reliable technology platform delivers speeds equal to or greater than terrestrial broadband in these various rural areas. There are over 20,000 communities in the US alone that would gain significant benefit from SkyFrames services. This market continues to grow due to past events such as 9/11 and unforeseen man-made or natural disasters. Skyframes presents a viable redundancy or alternate solution. Applications for the Company's product and services include: Corporate data networks, distance learning centers, disaster recovery, government applications, information distribution, rural telecommunications initiatives, and backup terrestrial data support infrastructure.

         There are two main product offerings to deliver these services. The first is VSAT (Very Small Aperture Terminal) systems, which can be deployed immediately to areas where there is little or no connectivity. SkyFrames is an ideal system for Internet access for rural communities. This product will also be used in business continuity and disaster recovery situations, providing a diverse path backup system. Management believes this system is very competitive and provides a quality offering above some existing or legacy systems offered currently in the marketplace. Our proprietary software allows the implementation of "bandwidth on demand" protocol with DAMA (Demand Assigned Multiple Access) and static IP addressing. SkyFrames's advanced satellite product called VOS (Virtual Onboard Switching) was designed to provide a secure intelligent routing and switching firmware design, that interoperates cohesively with international standards for uplink and downlink equipment as well as various terrestrial IP networks. This technology implements a unique deployment of digital video broadcast (DVB-S) technology for the creation of a mesh Internet backbone with very low latency. This highly efficient systems major feature is that it is extremely secure and operates in its own closed environment, thus providing a true private network, no public switches. Both products allow for the creating of broadband hotspots in rural areas.

         Both these products and the continued subscriber base developed by each user on the system installed will generate SkyFrames revenue. A typical installed site will pay monthly user fees for access to the system. A minimum twelve-month service agreement is required per site. Sales are generated by a direct sales force and through VARs (Value Added Resellers). The Company has recently begun selling these products and management believes a good selling effort is under way. Revenues for the quarter ended March 31, 2003 were limited to $1,800 in sales to only one small VSAT customer, at a rate of $600 per month. Subsequent to March 31, 2003, we entered into a number of contracts. The first is State Wireless of Ottuwa, Iowa, a value added reseller which specializes in Wi-Fi and wireless technologies. State Wireless operates in the Midwest. SkyFrames has entered into an agreement with CompUSA to deliver e-learning content and courseware throughout North America. This project was designed to give the rural student the same opportunities as the students in the metropolitan areas by connecting them to the internet using Skyframes satellite delivery of internet to these rural schools. Skyframes has entered into an agreement with Cyberguard, a premier cybersecurity company for customers looking for highly secure voice and data transmissions. Skyframes has entered into an agreement with SSM Technologies, a value added reseller in Buffalo Wyoming to sell Skyframes VSAT units. SSM Technologies provides broadband solutions to multinational corporations and governments.

         In April Skyframes sold a wireless broadband system to Coffman Cove Alaska for rural connectivity. Installation will take place in the beginning of June and Management believes once successful on this installation Skyframes will be able to sell to the majority of the other 400 rural communities in Alaska which are in need of broadband connectivity. There is $7.5 million in grant money in Alaska allocated for this specific purpose. In May Skyframes entered into an agreement with NetWorth LLC, a value added integrator specializing in disaster recovery systems. NetWorth will sell Skyframes VSAT solutions to the business continuity market and utilize mobile broadband units. Network initially will focus on Florida where natural disasters can shut down communications systems for days.

         Our sales for the quarter ended June 30, 2003 will be substantially greater than the March 31, 2003 quarter, most likely at least $150,000, but the amount of sales is very difficult to predict because we are in our initial phase of operations. There are many factors which could impact our ability to perform, but our limited history makes the level of future revenues extremely difficult to predict. We could have technical problems, personnel problems and we do have continuing liquidity problems as discussed below. One or more of our customers could fail to perform, and this would adversely impact our results of operations.

Results of Start-up Operations for the three and nine months ended March 31, 2003.

         The statement of operations for the Company do not reflect any significant revenue in the quarter due to the start-up of selling activity. There is no prior sales history for the Company prior to the three month period.

                                                                  Three and Nine
                                                                   Months Ended
                                                                   March 31 2003
Revenues                                                                  $1,800



      The Company has entered into a contract with Clear Channel as its satellite link provider. This contract is on a revenue share basis and we believe provides a solid financial model on which to project margin. Activity through March 31, 2003 was minimal while setting the selling activity in motion. A number of factors will drive costs in the future as well as  revenues;  ratios to revenue should not  fluctuate  appreciably.
  The primary cost expense associated with providing these services after the hardware installation will be the ongoing satellite service fees, which are directly proportional to the number of users on the system.

                                                     Three Months Ended                 Nine Months Ended
                                                     March 31, 2003                     March 31, 2003
                                                     --------------                     --------------
General & Administrative expenses                    $   683,848                        $   829,792
Selling Expenses                                     $   1,520                          $   1,520

         In the third quarter of 2003, general and administrative expenses increased substantially as the Company activity increased. The principal increase was due to the addition to the Company's management, use of outside consultants, and the sales ramp up activity. We paid substantially all of our start up costs for services by the issuance of common stock valued at $5,000 for services before the third quarter and $563,000 in the third quarter. The increase in general and administrative costs (excluding the portion represented by stock compensation, which is primarily for startup expenses)is expected to continue as more customers are added. However, these expenses (except for the expenses accrued for stock compensation, which are more related to start us expenses) should be proportionate to revenue and not adversely effect margins in the future. Staff increases will be in sales administration, order entry, quality assurance and customer service support.

Liquidity and Capital Resources

         Management and shareholders are currently funding the Company's financial requirements with advances of $66,320 and private placements of equity of $75,000 with non-related parties, through March 31, 2003 and by accruing expenses. Given the recent ramp up of the selling activity, pending orders during the remainder of the June 2003 quarter and the increasing operating expenses will require additional capital. The Company plans to engage an investment banker to assist the Company in the additional debt and equity private placements. Management intends to seek the funding necessary to meet these capital and operating requirements. However, no agreement to raise the necessary capital has been entered into. We are also investigating the possibility of accounts receivable financing. There can be no assurance that our efforts to obtain financing will be successful or that proceeds raised from the sale of our securities or other financing activates will be sufficient to fund the operating activities or service any indebtedness as a result of the capital raising activities. If the funds received are insufficient, then the Company's ability to continue as a going concern could be adversely affected.

Economic Conditions and Trends

         Management believes current economic conditions and the capital markets generally will impact the timing and the results of any private sale of securities or other financing activities. The Company is dependent on timely financing to support product sales flow and customer deliveries. Accordingly, management has kept overhead down and requires customers to provide a (50%) fifty percent down payment with each order. However, the other (50%) is carried until the product is delivered. The results are a 30 to 45 day carry time before the Company receives the balance of its payments. This negatively impacts accounts payables timing. This concern for long term financing may have an adverse effect on the Company's performance, if not resolved in the near future. Management believes it can work through the short-term issues for some period of time. However, future sales levels, if substantial, will increase pressure on the need for a long term funding solution.

Item 3.  Controls and Procedures.

         (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, have concluded that the Company?s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

         (b) Changes in internal controls. There were no significant changes in the Company?s internal controls or in other factors that could significantly affect the Company?s internal controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  -  None

Item 2.  CHANGES IN SECURITIES - The registrant effected a one-for-one hundred
         ---------------------
reverse stock split effective the close of business on February 19,
2003.  During the quarter ended March 31, 2003, we issued unregistered shares of common stock as follows. No underwriter was involved. We believe that in all of the issuances, the transaction was exempt under Section 4(2) of the Securities Act of 1933, as not involving any public offering due to the limited number of individuals  involved, their level of sophistication or involvement
  as officers,  directors or          founders.




              Shares                                         Number of             Class of
  Date        Issued             Consideration                Persons               Persons


01/28/03      8,500,000   Exchange for Skyframes                 34        Shares in exchange for operating
                             Texas                                            company
01/28/03        150,000   Cash of $75,000                         2        Accredited Investors
01/02/03        500,000   Employment of President                 1        Management
03/16/03        250,000   Services                                1        Management

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None
         -------------------------------

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - On January 28, 2003, the majority shareholders approved a name change to Skyframes, Inc. An information statement on Form 14C was mailed to shareholders.

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--None

         Reports on Form 8-K--We filed a Current Report 8-K dated January 28, 2003 to report the acquisition of Skyframes, Inc. (Texas) and to file the audited financial statements of that Company. A second Current Report on Form 8-K was filed dated February 10, 2003 to provide additional narrative information regarding the newly acquired business.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                 SKYFRAMES, INC.


May 20, 2003                                                 /s/ James W. France


                                                                 James W. France
                                          President and Chief Financial Officer
                                         (duly authorized officer and principal
                                               accounting and financial officer)

                                 CERTIFICATIONS
I, James W. France, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Skyframes, Inc.;

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

         b) evaluated the effectiveness of the registrant?s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

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

5. The registrant?s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of registrant?s board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ James W. France
President and Chief Financial Officer