Form 10KSB
period 2003-06-30
SKYFRAMES INC
filed 2003-11-26
CIK 1097900

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               |X| Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 2003

             |_| Transition Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

            For the transition period from __________ to __________.

                         Commission file number 0-27849

                                 SKYFRAMES, INC.
                               A Utah Corporation

              (Exact name of small business issuer in its charter)

            Utah                                         00-001748413
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          555 Anton Boulevard, Suite 1200, Costa Mesa California 92626
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (714) 957-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.10

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES |X|   NO |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. |_|

      State issuer's revenues for its most recent fiscal year: $53,925

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 24, 2003 was: $10,551,560.

      The number of shares outstanding of the issuer's classes of Common Stock as of October 24, 2003: Common Stock, $.10 Par Value 15,003,956 Shares

Transitional Small Business Disclosure Format YES |_|  NO |X|

                                TABLE OF CONTENTS

PART I                                                                      Page

Item 1.  Description of Business                                               1

Item 2.  Description of Properties                                             3

Item 3.  Legal Proceedings                                                     4

Item 4.  Submission of Matters to a Vote of Security Holders                   4

PART II

Item 5.  Market Information                                                    5

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7

Item 7.  Financial Statements                                                 14

Item 8.  Changes and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 39

Item 8A. Disclosure Controls and Procedures                                   39

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    40

Item 10. Executive Compensation                                               41

Item 11. Security  Ownership of Certain Beneficial Owners and Management      44

Item 12. Certain Relationships and Related Transactions                       45

Item 13. Exhibits, Lists and Reports on Form 8-K                              45

Item 14. Principal Accountant Fees and Services                               46

PART I

Item 1. DESCRIPTION OF BUSINESS

      When used in this Form 10-KSB, the words "expects," "anticipates," "estimates", "believes, "projects, "plans", "forecasts" and similar expressions are intended to identify forward-looking statements. These statements regarding financial and operating performance and results and other statements that are not historical facts. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof and you are cautioned not to place undue reliance on these statements. Skyframes expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB. You should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Background

      Basic Energy, Inc. (the "Company") was originally organized on June 4, 1926 in the State of Utah under the name The M.M. Lead Company to pursue and develop mining operations. On February 28, 1979, the Company changed its name to M.M. Lead Company and again changed its name to Basic Energy, Inc., on February 22, 1980. The Company was unsuccessful in its pursuit of mining ventures and was dormant. The Company then focused its efforts on seeking, investigating, and if warranted, acquiring an interest in a business opportunity. On January 28, 2003, the Company acquired SkyFrames, Inc., a Texas corporation ("Skyframes Texas") pursuant to an Exchange Agreement (the "Agreement"), dated as of January 28, 2003. The Company acquired all of the outstanding shares of Common Stock of Skyframes Texas, in exchange for 8,500,000 shares of the Company's Common Stock. In addition, the Company issued 150,000 shares for cash received by the Company at $.50 per share (all numbers give effect to a 1 for 100 reverse stock split). Following the acquisition the name of the Company was changed to Skyframes, Inc. All references in this report to Skyframes are to the combined entity.

      Our principal executive offices are located at 555 Anton Boulevard, Suite 1200, Costa Mesa, California 92626 and our telephone number at that location is
(714) 957-1000. Information about our company is also available at our website at www.skyframes.com. The contents of our website are not incorporated by reference in this Annual Report on Form 10-KSB. We are a reporting company and have filed reports with or furnished to the Securities and Exchange Commission, such as our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports.

      The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission. The public also may read and copy these filings at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information about this Public Reference Room is available by calling 1-800-SEC-0330.

General

      Skyframes uses satellite technology to provide high-speed broadband data transmission services. Our primary business consists of diverse path connectivity for government and business. Government and business have become dependent on the Internet and private intranet, typically accessed through the terrestrial telephone system. In the event of an outage in terrestrial services due to natural disasters or equipment malfunctions, our Diverse Path system can provide a back up access to ensure connectivity. As of June 30, 2003, we had five total Internet service provider type customers with a subscriber base of 250 users.

      The Diverse Path system consists of three major components: the satellite, the Skyframes uplink center in Riverside County, California and the remote site gateway which is installed at the customer's location. This remote site gateway consists of a 1.2 meter send/receive satellite antenna, a specially-developed, rack mountable windows NT PC with a PCI satellite modem card, a satellite modulator, a transmitter power source network card and proprietary software. Each remote site gateway has a static Internet protocol address. Uplink speeds of 128K to 1megabit and downlink speeds of two to four megabits per second can be achieved. The remote site gateway is leased or purchased by each customer. Customers pay a monthly standby fee and an additional hourly fee for actual usage.

      Skyframes entered into a satellite service agreement with Clear Channel Satellite Services in October 2002, under which Clear Channel provides transponder and satellite time on a pre-emptive basis. Clear Channel's satellite AMC-4 gives coverage of the Americas. Skyframes pays to Clear Channel the greater of 75% of revenues collected from customers or approximately $5,800 per month. Clear Channel has the exclusive right to acquire Skyframes for a 24-month period commencing after Skyframes has been operating for 18 months, for one times gross annual sales or fair market value, whichever is greater. Skyframes has the option to convert to the provision of services on a non-preemptible basis on terms to be negotiated.

      In October 2002, Skyframes entered into a private line service order with Intelsat Global Sales & Marketing Ltd. whereby Intelsat provides bandwith, antenna hosting and collocation services to Skyframes. Intelsat is providing such services on an on-going basis to Skyframes.

      Skyframes also intends to market its systems for use as a primary system, either in remote areas where telephone service is expensive or unreliable, or to users that desire more secure (non-interceptable) data communications.

      The Riverside County teleport includes routers and communications equipment owned by Skyframes, but the physical space for our equipment and the uplink is rented from Intelsat.

Marketing and Employees

      Marketing is performed by outside contract employees and the officers and directors not all of whom are full time. As of fiscal year end 2003, Skyframes had only a limited number of customers and is in the early stage of market development. Currently, Mr. France, our Chief Executive Officer, is our only full time employee. We have no clerical or administrative employees other than the officers and directors, but we intend to hire two clerical and administrative employees and a customer service employee when we have sufficient revenues and capital.

Technology

      Our technology consists of specific hardware configurations designed by us as well as off-the-shelf and custom software. We own the copyright on the custom software. Our technology enables connection time of four megabits per second, which is four times faster than ISDN. In addition, our technology enables a broadband connection wherever there is an alternating current power source, making it ideal for remote locations or as a backup to fiber optic or copper telephone lines. Shiron Corporation manufactures the platform used by Skyframes. The rest of our technology is provided by off-the-shelf suppliers.

Communications Satellites and Future Expansion

      Understanding all the uses of satellite is important because Skyframes can expand its business into other areas served by satellite transmissions, such as private television networks and VOip or secure data links.

      Communications satellites constitute an attractive solution in telecommunications as they allow for immediate access to information resources, both regionally and globally. Satellite communications are currently used predominantly for digital circuits for data communications, television transmission, and for those areas with high traffic or where line-of-sight microwave is impractical. Current applications for communication satellites include voice, audio and video entertainment (including direct-to-home television and digital audio broadcasting services), image (facsimile), video teleconferencing, interactive video, e-mail, and global Internet. Satellite communication systems avoid the need for terrestrial infrastructure, and shorten the time of establishing communications in rural areas. Satellite systems have important features that fiber optics lack: mobility (mobile users cannot be connected to the fiber network directly), flexibility (once a terrestrial infrastructure is built, it is extremely expensive to restructure it), and rural and remote connections (it is still not cost-effective to deploy high-capacity fiber networks in areas with low-density traffic and difficult topography). Geostationary satellites compete with expanding terrestrial and fiber-optic networks for point-to-point transmission of domestic, regional, and international telecommunication services. Two of the most dynamic sectors for communication satellites include broadcasting direct-to-home and mobile satellite communications. The market for domestic direct broadcast satellite TV, or high-powered, multi-channel satellite television beamed directly to the home, is expected to increase in the near future. Also, non-geostationary satellites in low- and medium-earth orbits will be increasingly used to provide personal, portable and mobile telephony.

Regulation

      Our activities require a license from the Federal Communication Commission, but we are currently operating under the license of the teleport in Riverside County. We applied for and received a license under our own name in 2003 from the FCC to operate our own hub ground station. Currently, we rent the antenna array from Allen Communications and Intelesat Global Sales & Marketing Ltd.

Compliance with Enviromental Laws

      Our manufacturing is outsourced. To our knowledge, federal, state or local environmental laws do not effect our operations and we have not spent any funds to comply with any such laws.

Competition

      We compete in the business segment of Internet broadband. There are many competitors in this marketplace but no one competitor has a significant share of our rural target market. Skyframe's Diverse Path services and platform products will compete on the basis of lower cost and the efficiency of the payload being transmitted (less than $500 per month) than existing competitors such as Tachyon, Inc., Immeon Networks, LLC, StarBand Communications, Inc. and Verestar, Inc. This higher performance configuration, (Vsat - 384 kbps Upload and 2048 Download speeds) is embodied in software and hardware configurations designed by SkyFrames. We believe our configuration approach along with our new VOS technology with onboard switching (VOS - minimum 1.5 mbps Up and Download speeds. This product is proprietary and currently under a patent pending application), which significantly improves performance by a factor of an estimated five times over our competitors. Our service for remote areas is reaching areas of North America, such as Alaska and Mexico, previously not serviced or poorly serviced by our competitors. We have established a price list for this remote service, which is publicized on our web site at www. SkyFrames.com.

Legal Proceedings

      Skyframes is not a party to any pending legal proceeding.

Additional Financing

      We may need to raise additional funds to meet operating requirements in the future. We currently have an Investment Banking Agreement with Ocean Drive Capital, LLC to raise additional funds through the private placement of our stock. If we raise additional funds through issuance of equity related or debt securities, such securities may have rights to our common stock, such as warrants or options. Shareholders may experience additional dilution from exercise of these equity instruments. We cannot be certain that additional financing will be available when required or at all. (See `Liquidity and Capital Resources' for further discussion)

Item 2. DESCRIPTION OF PROPERTY

      We rent approximately 900 square feet of modern office space at 555 Anton Boulevard, Costa Mesa, California for approximately $1,750 per month, increasing yearly to approximately $1,850 in the final year of the lease. The lease expires in September 2005 and is guaranteed by two of our investors. We also have rented 928 square feet at

5025 Gavilan Way, Suite 51, Oceanside, California for our engineering and customer service center for $1,142 per month, increasing after one year to $1,189 per month. The lease expires in September 2004 and is guaranteed by an investor. Our uplink center is located at a teleport in Riverside County, California, and is rented from Intelsat. We pay $5,100 per month for the bandwidth and rack space. All of our facilities are in good condition. Management considers these facilities to be adequate for its requirements for the immediate future.

Item 3. LEGAL PROCEEDINGS

      No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests that are adverse to the Company's interests.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

     On September 24, 2001, the NASD approved the Company for listing on the NASD Over-The-Counter Bulletin Board. The Company's shares are listed under the symbol "BEGI." On February 18, 2003, the symbol was changed to "SKYU" and trading commenced on the OTCBB market. There is no major established trading market for the Company's shares and there is no assurance that a trading market will develop for the Company's shares beyond the OTCBB, or if developed, that it can be sustained. The following table sets forth for each quarter for the last two fiscal years, the range of the high and low sales prices of the Company's common stock as quoted by various market makers and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. The following prices reflect the 1 for 100 stock split that was effected on January 28, 2003.

Fiscal Year Ended June 30, 2003:
                                                            High            Low
                                                           ------         ------

First Quarter                                              $60.00         $ 2.00
Second Quarter                                             $50.00         $ 3.00
Third Quarter                                              $ 3.00         $ 0.75
Fourth Quarter                                             $ 2.25         $ 1.15

Fiscal Year Ended June 30, 2002:
                                                            High            Low
                                                           ------         ------

First Quarter                                              $    0         $    0
Second Quarter                                             $    0         $    0
Third Quarter                                              $    0         $    0
Fourth Quarter                                             $11.00         $ 1.00

(b) Holders

      As of June 30, 2003, there were approximately 200 holders of Company common stock.

(c) Dividends

      The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Utah law as well as our earnings, financial condition, capital requirements and other factors deemed relevant by our board of directors.

(d) Sale of Unregistered Securities

      During the last fiscal year we sold securities that were not registered under the Securities Act of 1933. Of these sales, the following transactions were not reported in our previously filed quarterly reports:

      In August 2002, the Company issued 6,000,000 (pre-split) shares of its common stock for computers and equipment and repayment of expenses of $46,063. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      In January, 2003, the Company acquired Skyframes Texas, pursuant to an Exchange Agreement. The

Company acquired all of the outstanding shares of Common Stock of Skyframes Texas, in exchange for 8,500,000 shares of the Company's Common Stock. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      In January 2003, the Company issued 150,000 shares of common stock to an investor at a share price of $0.50 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      In February 2003, the Company issued 500,000 shares of common stock to the Company's Chief Executive Officer for employee services valued at $250,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      In February 2003, the Company issued 40,000 shares of common stock to an investor at a share price of $0.50 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      In February 2003, the Company granted 10,000 options to purchase common stock at an exercise price of $0.10 per share as part of an employment agreement. The options vest in February 2004 and will be exercisable for five years following vesting. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      In March 2003, the Company granted 100,000 options to purchase common stock at an exercise price of $1.00 per share for consulting services. The options vested immediately and are exercisable for two years. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      In March 2003, the Company issued 900,000 shares of common stock as part of a settlement agreement. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      In May 2003, the Company granted a warrant to purchase 300,000 shares of common stock at $1.45 per shares for consulting services. The warrant vested immediately and are exercisable for three years. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      In May 2003, the Company issued 500,000 shares of its common stock as collateral valued at $695,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      In June 2003, the Company executed a one-year $150,000 senior convertible promissory note payable to Ocean Drive Holdings LLC, an accredited investor, maturing in June 2004 and convertible into common stock at $0.50 per share. Additionally, the Company sold to Ocean Drive Holdings LLC a warrant to purchase 150,000 shares of the Company's common stock at $2.07 per share for cash of $98,274. The warrant vests immediately and is exercisable for five years. These transactions were exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

      In June 2003, the Company issued 50,000 shares of common stock to an investor for $50,000. This transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

      From January through June 2003, the Company issued 1,948,000 shares of common stock to various consultants for services provided. The fair market value of this common stock was $1,950,750 or a weighted average of $1.00 per share. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

(e) Securities Authorized for Issuance under Equity Incentive Plans

      Set forth in the table below is information regarding awards made through compensation plans or arrangements through June 30, 2003, the most recently completed fiscal year.

-------------------------------------------------------------------------------------------------------------
                                                                                   Number of securities
                                                                                   remaining available for
                                                                                   future issuance under
                              Number of securities to    Weighted average          equity compensation
                              be issued upon exercise    exercise price of         plans (excluding
                              of outstanding options,    outstanding options,      securities reflected in
Plan Category                 warrants and rights        warrants and rights       column 2)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Approved by Security Holders             N/A                       N/A                        N/A
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Not Approved by Security
Holders                                    0                       N/A(1)                 755,803(2)(3)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------

Note 1 - There are no options, warrants or rights issued under the 2003 Advisor Compensation Plan.
Note 2 - Subsequent to the June 30, 2003 fiscal year end, 480,000 that were issued pursuant to the 2003 Advisor Compensation Plan were returned to the Company.
Note 3 - Does not include shares available under the 2003 Consultant Stock Plan adopted subsequent to June 30, 2003.

      In February 2003, the Board of Directors approved the 2003 Advisor Compensation Plan and registered 3,000,000 shares under the 2003 Advisor Compensation Plan on an S-8 registration statement. The plan authorizes the issuance of stock awards to consultants and advisors of the Company. The number of shares available for grant at June 30, 2003 was 755,803.

      In September 2003, the Board of Directors approved the 2003 Consultant Stock Plan and reserved 1,000,000 shares for issuance under the 2003 Consultant Plan. As of the date of this filing, no shares have been issued under the 2003 Consultant Plan.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      Safe Harbor Statement

      This Form 10-KSB and other reports and statements filed by us with the Securities and Exchange Commission include certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors including, but not limited to, the absence of significant revenues or long-term financial resources, technical issues relating to our obtaining satellite time, our ability to provide timely customer service and shipment of equipment given that we are short on working capital, and compliance of our customers with contractual terms. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Management Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company is an early stage provider of low-cost high-speed secure Internet broadband services. SkyFramesdelivers broadband speeds to rural locations that enable applications to be delivered in a manner that were previously unattainable. This reliable technology platform delivers speeds equal to or greater than terrestrial broadband in these various rural areas. There are over 20,000 communities in the US alone that would gain significant benefit from SkyFrames services. This market continues to grow due to past events such as the destruction of the World Trade Center and unforeseen man-made or natural disasters that destroy communications infrastructure. Skyframes presents a viable redundancy or alternate solution to traditional broadband platforms available to rural areas. Applications for the Company's product and services include: Corporate data networks, distance learning centers, disaster recovery, government municipalities applications, information distribution, rural telecommunications initiatives, and backup terrestrial data support infrastructure. Beginning in March 2003 and over the next quarter through June 2003 sales revenue have begun developing. Recent sales development activity in Mexico, Alaska and the joint development efforts overseas for the military should continue to produce new awareness of the SkyFrames product offering, yielding continued similar sales growth over the next 18 months.

      The Company provides two main product offerings to deliver these services. The first is VSAT (Very Small Aperture Terminal) systems, which can be deployed immediately to areas where there is little or no connectivity. The Company's VSAT system is an ideal system for Internet access for rural communities. This product will also be used in business continuity and disaster recovery situations, providing a diverse path backup system. Management believes this system is very competitive and provides a quality offering above some existing or legacy systems offered currently in the marketplace. Our proprietary software allows the implementation of bandwidth on demand protocol with Demand Assigned Multiple Access and static IP addressing. SkyFrames's advanced satellite product called VOS (Virtual Onboard Switching) was designed to provide a secure intelligent routing and switching firmware design that interoperates cohesively with international standards for uplink and downlink equipment as well as various terrestrial IP networks. This technology implements a unique deployment of digital video broadcast technology for the creation of a mesh Internet backbone with very low latency. This highly efficient systems major feature is that it is extremely secure and operates in its own closed environment, thus providing a true private network with no public switches. Both products allow for the creating of broadband wireless signals in rural areas.

      These products and the continued subscriber base developed by each user on the system installed will generate reoccurring revenue base for the Company. A typical installed site pays monthly user fees for access to the system. Sales are generated by a direct sales force and through VARs (Value Added Resellers). In the fourth quarter, the Company has begun to see this reoccurring revenue from these products and management believes a good selling effort is under way. Through June 2003, we entered into a number of contracts representing approximately $200,000 in potential orders. These orders resulted in revenues of $53,925 for the year ending June 30, 2003.

      In April 2003, Skyframes sold a wireless broadband system to the town of Coffman Cove, Alaska for rural connectivity. Installation took place in the beginning of June, 2003 and management believes the installation was successful considering the remote location. Skyframes has begun to sell to some of the other 400 rural communities in Alaska which are in need of broadband connectivity. In May 2003, Skyframes entered into an agreement with NetWorth Inc., a value-added integrator specializing in disaster recovery systems. NetWorth will sell Skyframes VSAT solutions to the business continuity market and utilize mobile broadband units. NetWorth initially will focus in Florida where natural disasters can shut down communications systems for days. In June 2003, SkyFrames received research validation and bench testing from Lawrence Livermore Laboratories, one of the most respected research facilities in the world. Skyframes management believes its product may be used for specific project application of science and technology for a number of national security issues. In May 2003, SkyFrames had a successful installation of Satellite Broadband and WiFi services in the rural community of Golden Valley, Arizona. SkyFrames and Arizona High Speed Access, an ISP that provides broadband connectivity services for rural locations in Arizona, are creating wireless signals in areas that previously had no broadband connectivity. The SkyFrames service is cost-effective and reliable compared to the offerings from other telecommunications companies.

      Our future sales are difficult to predict because we are in our initial phase of operations and capital raising activity. The Company has not yet developed commercial credit lines and depends solely on capital to further increase its sales levels. There are many factors that could impact our ability to perform, but our limited history makes the level of future revenues extremely difficult to predict. We could have technical problems; personnel problems and we do have continuing liquidity problems as discussed below. One or more of our customers could fail to perform, and this would adversely impact our results of operations.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of long-lived assets and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Results of Start-up Operations for the year-end of June 30, 2003.

      The statement of operations for the Company does not reflect any significant revenue in the March 2003 quarter due to the start-up of selling activity. However, in the subsequent quarter through the June 2003 year-end, revenues improved substantially. There is no prior sales history for the Company prior to the March 2003 period as the Company had no operations or revenues prior to the acquisition of SkyFrames, Inc., a Texas

                                                             Year Ending
                                                            June 30, 2003
                                                            -------------

Revenues                                                       $53,925

      The Company has entered into a contract with Clear Channel as its satellite link provider. This contract is on a revenue share basis and we believe provides a solid financial model on which to project margin. However, non-cash item charges associated with the startup operation exceeded the sales revenue. A number of factors will drive costs in the future as well as revenues; ratios to revenue should not fluctuate appreciably. The primary expense associated with providing these services, after the hardware installation, will be the ongoing satellite broadband monitoring service. This expense will be directly proportional to the number of users on the system.

                                                              Year Ended
                                                            June 30, 2003
                                                            -------------

General & Administrative expenses                             $4,487,025
Selling Expenses                                              $    6,972

      In the year-end June 30, 2003, general and administrative expenses increased substantially as the Company activity increased. The principal increase was due to addition to the Company's management, use of outside consultants, and the sales ramp up activity in some remote locations. We paid substantially all of our start up costs for services by the issuance of common stock valued at $3,330,750, post stock split share values, during the year-ended June 30, 2003. The increase in general and administrative costs is expected to continue as more customers are added. However, these expenses (except for the expenses accrued for stock compensation, which was more related to start up expenses) should become proportionate to revenue and not adversely effect margins in the future. Staff increases will be expense as a percentage of sales and administration, order entry, quality assurance and customer service support.

Liquidity and Capital Resources

      Management and shareholders are currently funding the Company's financial requirements with advances of $134,649 and private placements of equity of $145,000 with non-related parties, through June 30, 2003 and by accruing expenses. On June 16, 2003 the Company entered in to an investment banking agreement with Ocean Drive Capital, LLC. This agreement details the plan for raising on a private basis up to $5 million. This relationship should help the company in meeting its future capital requirements upon a successful placement. On June 16, 2003, Ocean Drive Capital began funding a series of bridge loans beginning with $150,000 and a commitment for another $250,000 to assist the company in meeting its short-term needs beginning in August 2003. Both bridge loans accrue interest at a per annum rate of 8% per year, have maturity dates one year from the date of the promissory notes and are convertible into shares of our common stock at a conversion price of $0.50 per share. Given the recent increase of the selling activity, pending orders and the increasing operating expenses, the Company will require this additional capital. Management intends to continue to seek the funding necessary to meet all the capital and operating requirements. However, there is no guarantee that the Company will be able to raise the necessary capital. We are also investigating the possibility of accounts receivable financing. There can be no assurance that our efforts to obtain financing will be successful or that proceeds raised from the sale of our securities or other financing activates will be sufficient to fund the operating activities or service any indebtedness as a result of the capital raising activities. If the funds received are insufficient, then the Company's ability to continue as a going concern could be adversely affected.

Economic Conditions and Trends

      Management believes current economic conditions and the capital markets generally will impact the timing and the results of any private sale of securities or other financing activities. The Company is dependent on timely financing to support product sales flow and customer deliveries. Accordingly, management has kept overhead down and requires customers to provide a (50%) fifty percent down payment with each order. However, the remaining payment (50%) is carried until the product is delivered. The results are a 30 to 45 day carry time before the Company receives the balance of its payments. This negatively impacts accounts payables timing. This concern for long term financing may have an adverse effect on the Company's performance, if not resolved in the near future. Management believes it can work through the short-term issues for some period of time. However, future sales levels, if substantial, will increase pressure on the need for a long term funding solution.

      We are a development stage company as that term is defined in paragraphs 8 and 9 of Statement of Finacial Accounting Standards ("SFAS") No. 7. Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business market for our products and services. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history, lack of profitable operations and working capital deficit. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. Management believes that it will be able to raise the required funds for operations from one or more future offerings, and to be able to affect our business plan. However, Management believes that Skyframes's ability to raise significant amounts of financing will be dependent on favorable capital markets and also on the continuing development of resellers and distribution centers as well as other risks inherent in the business may affect the outcome of Management's plans.

New Accounting Standards

      In November, 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December

31, 2002. The disclosure requirements effective for the year ending December 31, 2002 expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the disclosure requirements of this statement did not impact our financial position, results of operations or cash flows.

      In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS 148") was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for the financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of this statement did not impact our financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS No. 150 to have a material impact upon our financial position, cash flows or results of operations.

Factors Affecting Business, Operating Results and Financial Condition

      An investment in our securities is very speculative and involves a high degree of risk. You should carefully consider the following risk factors, along with the other matters referred to in this Annual Report and in other documents we file with the Securities and Exchange Commission, before you decide to buy our securities. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

We are a recently formed business with very little operating history, therefore you have no basis on which to determine if we can be successful.

      In January 2003 we merged with Skyframes, Inc., a Texas corporation. Prior to that, we had been dormant. We have a very short history of operations, and we only recently began marketing our products and services. We are not certain that our products and services will generate significant revenues. Because of our short operating history, you will have no basis upon which to accurately forecast our future operations, including sales, or to judge our ability to develop our business.

      Because we have only recently have been earning revenues, the success of our business requires continued funding. If we cannot raise the money we need to support our operations until we earn significant revenues, we may be required to curtail or to cease our operations and you could lose your entire investment.

We are subject to the risks and uncertainties inherent in new businesses. If we fail to accurately forecast our capital needs or if our product does not earn significant revenues our business could fail.

      We are subject to the risks and uncertainties inherent in new businesses, including the following, including the following:

      o Our projected capital needs may be inaccurate, and we may not have enough money to develop our business as planned;

      o We may experience unanticipated development or marketing expenses, which may make it difficult to develop our business;

      o We may not earn enough revenues from the sales of our products to cover the costs of operating our business

             If we are unsuccessful in our efforts to develop our business and if the product we provide does not produce revenues as we project, we are not likely to ever become profitable and we may be required to curtail some or all of our operations.

We are dependent for our success on a few employees. The loss of one or more of these employees could have an adverse effect on our operations.

      Our future success will depend, to a significant degree, on the continued services of our Chief Executive Officer, Jim France and our ability to attract, motivate and retain highly qualified and talented contract personnel. The loss of the services of Mr. France would have a material adverse effect on our business and operations.

We depend on satellite transmission. Satellite failure could have a substantial negative effect on our business operations.

      We use a single satellite to provide satellite Internet/Intranet services. There is risk associated with this dependence. There are two types of possible failures to the satellite: a failure of the individual transponder that is used and a failure of the entire satellite. If there is a failure of a transponder, the satellite operator is contractually obligated to move us to another transponder. This would create a minimum interruption to customers, likely less than 24 hours. If the satellite itself completely fails, we will have to move our services to another satellite. Our transmissions conform to industry standards so there are several possible alternative satellites. Our current satellite provider engages in quarterly reviews of available like-satellite space and is ready to contract for that space if needed. If the entire satellite were to fail, a one to five day outage of services might occur depending on the availability of other satellites. Additionally, a repointing of the receiving dishes on the ground would likely be required. The repointing of the receiving dishes on the ground would cost us approximately $300 per customer. In the event of any service disruption due to satellite failure, our customers would be credited for the dollar value of the amount of time they are without the satellite Internet service. Such credits could be up to $200.00 per day per customer depending on the level of service subscribed. In the event of a satellite failure, we could also be subject to loss-of-business claims, due to the reliance by business customers on the satellite Internet services we provide. A sustained disruption in satellite service could materially and negatively impact the value of our business and could force us to discontinue operations.

We have no assurance of market acceptance of our products and services. If we are unable to raise market awareness of our products and services, we will not be able to obtain many customers, which would materially impact our business.

      We are at an early stage of market development and our earnings depend primarily upon market acceptance of our products and services. There can be no assurance that our development efforts will progress further with respect to any potential new services or that they will be successfully completed. In addition, there can be no assurance that our current or our potential new services will achieve customer acceptance.

      There can be no assurance that our services will be successfully marketed. In addition to our own direct sales effort, we use value-added resellers and distributors to market our satellite products and services. There is no assurance that any distributor or other reseller will be successful in marketing our products.

Our auditors have rendered a Going Concern Emphasis Opinion on our Financial Statements

      Our auditors have expressed concern as to our ability to continue as a going concern. If our business is ultimately unsuccessful, the assets on our balance sheet could be worth significantly less than their carrying value and the amount available for distribution to stockholders on liquidation would likely be insignificant.

We have not paid cash dividends and it is unlikely that we will pay cash dividends in the foreseeable future.

      We plan to use all of our earnings, to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our Common Stock. You should not expect to receive dividends on our Common Stock.

We have the ability to issue additional shares of our Common Stock without asking for shareholder approval, which could cause your investment to be diluted.

      Our Articles of Incorporation currently authorize the Board of Directors to issue up to 20,000,000 shares of Common Stock. The power of the Board of Directors to issue shares of Common Stock or warrants or options to purchase shares of Common Stock is generally not subject to shareholder approval. Accordingly, any additional issuance of our Common Stock may have the effect of diluting your investment.

We may raise additional capital through a securities offering that could dilute your ownership interest.

      We require working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, those securities may have rights, preferences or privileges senior to those of the holders of our Common Stock. The issuance of additional Common Stock or securities convertible into Common Stock by our management will also have the effect off further diluting the proportionate equity interest and voting power of holders of our Common Stock.

The liquidity of our common stock could be impaired.

      Our common stock does not meet the listing requirements for any trading market other than the OTC Bulletin Board or the pink sheets. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of us and lower prices for our securities than might otherwise be attained.

Item 7. FINANCIAL STATEMENTS

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                                    CONTENTS

                                                                            PAGE
                                                                            ----

--   Independent Auditors' Report                                             16

--   Balance Sheet, June 30, 2003                                             17

--   Statements of Operations, for the year ended June 30,
       2003 and for the periods from inception on May 24, 2002
       through June 30, 2002 and 2003                                         18

--   Statement of Stockholders' Equity (Deficit), from
     inception on May 24, 2002 through June 30, 2003                     19 - 21

--   Statements of Cash Flows, for the year ended June 30,
     2003 and for the periods from inception on May 24, 2002
     through June 30, 2002 and 2003                                      22 - 23

--   Notes to Financial Statements                                       24 - 39

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
SKYFRAMES, INC.
Costa Mesa, California

We have audited the accompanying balance sheet of Skyframes, Inc. (formerly Basic Energy, Inc.) [a development stage company] at June 30, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2003 and for the periods from inception on May 24, 2002 through June 30, 2002 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Skyframes, Inc. (formerly Basic Energy, Inc.) [a development stage company] as of June 30, 2003 and the results of its operations and its cash flows for the year ended June 30, 2003 and for the periods from inception on May 24, 2002 through June 30, 2002 and 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company was only recently formed and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

November 4, 2003
Salt Lake City, Utah

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                                  BALANCE SHEET

                         ASSETS
                                                                      June 30,
                                                                        2003
                                                                    -----------
CURRENT ASSETS:
     Cash                                                           $    22,905
     Accounts receivable                                                 24,925
     Deferred loan costs                                                 13,750
                                                                    -----------
               Total Current Assets                                      61,580

PROPERTY AND EQUIPMENT, net                                               3,916

OTHER ASSETS:
     Deposits                                                             8,950
                                                                    -----------

                                                                    $    74,446
                                                                    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                               $   163,689
     Accounts payable - related party                                   134,649
     Customer deposits and unearned revenue                              23,330
     Accrued payroll and related expenses                                39,825
     Accrued interest                                                       955
     Notes payable, net                                                  26,250
                                                                    -----------
               Total Current Liabilities                                388,698
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT) [Restated]:
     Common stock, $.10 par value,
       20,000,000 shares authorized,
       14,392,679 shares issued and
       outstanding                                                    1,439,268
     Capital in excess of par value                                   4,822,494
     Deficit accumulated during the
       development stage                                             (6,576,014)
                                                                    -----------
               Total Stockholders' Equity (Deficit)                    (314,252)
                                                                    -----------

                                                                    $    74,446
                                                                    ===========

    The accompanying notes are an integral part of this financial statement.

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS

                                                                        From Inception on
                                                   For the         May 24, 2002 Through June 30,
                                                 Year Ended        -----------------------------
                                                June 30, 2003         2002               2003
                                                -------------      -----------       -----------
REVENUES:
     Subscription services                       $     4,525       $        --       $     4,525
     Equipment sales                                  49,400                --            49,400
                                                 -----------       -----------       -----------
               Total Revenues                         53,925                --            53,925

EXPENSES:
     Cost of equipment sales                          38,614                --            38,614
     Selling                                           6,972                --             6,972
     General and administrative                    4,487,025            86,271         4,573,296
                                                 -----------       -----------       -----------
               Total Expenses                      4,532,611            86,271         4,618,882
                                                 -----------       -----------       -----------

LOSS BEFORE OTHER INCOME (EXPENSE)                (4,478,686)          (86,271)       (4,564,957)

OTHER INCOME (EXPENSE):
     Loss on settlement of potential claims       (1,350,000)               --        (1,350,000)
     Loss on extinguishment of debt                 (651,000)               --          (651,000)
     Interest expense                                (10,057)               --           (10,057)
                                                 -----------       -----------       -----------
               Total Other Income (Expense)       (2,011,057)               --        (2,011,057)
                                                 -----------       -----------       -----------

LOSS BEFORE INCOME TAXES                          (6,489,743)          (86,271)       (6,576,014)

CURRENT TAX EXPENSE                                       --                --                --

DEFERRED TAX EXPENSE                                      --                --                --
                                                 -----------       -----------       -----------

NET LOSS                                         $(6,489,743)      $   (86,271)      $(6,576,014)
                                                 ===========       ===========       ===========

LOSS PER COMMON SHARE                            $      (.65)      $      (.03)      $      (.70)
                                                 ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                   FROM THE DATE OF INCEPTION ON MAY 24, 2002

                              THROUGH JUNE 30, 2003

                                   [Restated]

                                                                                                                Deficit
                                                                                                               Accumulated
                                                                   Common Stock              Capital in         During the
                                                           ----------------------------       Excess of        Development
                                                              Shares           Amount         Par Value           Stage
                                                           -----------      -----------      -----------       -----------
BALANCE, May 24, 2002                                               --      $        --      $        --       $        --

Issued 2,500,000 shares of common stock for
  payment of organization costs of $5,000, or
  $.002 per share, May 2002                                  2,500,000          250,000         (245,000)               --

Net loss for the period ended June 30, 2002                         --               --               --           (86,271)
                                                           -----------      -----------      -----------       -----------
BALANCE, June 30, 2002                                       2,500,000          250,000         (245,000)          (86,271)

Issued 6,000,000 shares of common stock for computers
  and related equipment of $0 and for repayment of
  expenses of $46,063 paid by a related party or
  approximately $.0077 per share, August 2002                6,000,000          600,000         (553,937)               --

Effect of recapitalization accounted for as a
  reverse purchase with SkyFrames, Inc.,
  January 2003                                                  84,679            8,468          (51,569)               --

Issued 2,878,000 shares of common stock for
  cash of $75,000 and services rendered valued
  at $1,364,000, or $.50 per share, January 2003             2,878,000          287,800        1,151,200                --

Issued 500,000 shares of common stock for
  services rendered valued at $250,000, or $.50
  per share, February 2003                                     500,000           50,000          200,000                --

Granted 10,000 options to purchase common
  stock for employee services rendered valued at
  $4,000, February 2003                                             --               --            4,000                --

Issued 425,000 shares of common stock for cash
  of $20,000 and services rendered valued at
  $192,500, or $.50 per share, February 2003                   425,000           42,500          170,000                --

Issued 40,000 shares of common stock for
  services rendered valued at $76,000, or $1.90
  per share, March 2003                                         40,000            4,000           72,000                --

                                   [Continued]

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                   FROM THE DATE OF INCEPTION ON MAY 24, 2002

                              THROUGH JUNE 30, 2003

                                   [Restated]

                                   [Continued]

                                                                                                                Deficit
                                                                                                               Accumulated
                                                                   Common Stock              Capital in         During the
                                                           ----------------------------       Excess of        Development
                                                              Shares           Amount         Par Value           Stage
                                                           -----------      -----------      -----------       -----------
Issued 40,000 shares of common stock for
  services rendered valued at $64,000, or $1.60
  per share, March 2003                                     40,000              4,000             60,000            --

Issued 200,000 shares of common stock for
  services rendered valued at $240,000, or $1.20
  per share, March 2003                                    200,000             20,000            220,000            --

Issued 150,000 shares of common stock for
  services rendered valued at $217,500, or $1.45
  per share, March 2003                                    150,000             15,000            202,500            --

Granted 100,000 options to purchase common
  stock for services rendered valued at $144,590,
  March 2003                                                    --                 --            144,590            --

Issued 900,000 shares of common stock as a
  settlement valued at $1,350,000, or $1.50 per
  share, March 2003                                        900,000             90,000          1,260,000            --

Issued 140,000 shares of common stock for
  services rendered valued at $175,000, or $1.25
  per share, April and May 2003                            140,000             14,000            161,000            --

Issued 500,000 shares of common stock as
  collateral valued at $695,000, or $1.39 per
  share, May 2003                                          500,000             50,000            645,000            --

Issued 250,000 shares of common stock for
  services rendered valued at $347,500, or $1.39
  per share, May 2003                                      250,000             25,000            322,500            --

Granted 300,000 warrants to purchase common
  stock for services rendered valued at $434,460,
  May 2003                                                      --                 --            434,460            --

                                   [Continued]

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                   FROM THE DATE OF INCEPTION ON MAY 24, 2002

                              THROUGH JUNE 30, 2003

                                   [Restated]

                                   [Continued]

                                                                                                              Deficit
                                                                                                             Accumulated
                                                                 Common Stock              Capital in         During the
                                                         ----------------------------       Excess of        Development
                                                            Shares           Amount         Par Value           Stage
                                                         -----------      -----------      -----------       -----------
Issued 135,000 shares of common stock for
  services rendered valued at $209,250, or $1.55
  per share, May 2003                                       135,000            13,500           195,750               --

Issued 100,000 shares of common stock for
  services rendered valued at $195,000, or $1.95
  per share, June 2003                                      100,000            10,000           185,000               --

Sold 150,000 warrants to purchase common stock
  for cash of $98,274, June 2003                                 --                --            98,274               --

Beneficial conversion feature of note payable
  recorded at $51,726, June 2003                                 --                --            51,726               --

Issued 50,000 shares of common stock for cash
  of $50,000, or $1.00 per share, June 2003                  50,000             5,000            45,000               --

Cancelled 500,000 shares of common stock which
  had been returned to the Company, June 2003              (500,000)          (50,000)           50,000               --

Net loss for the year ended June 30, 2003                        --                --                --       (6,489,743)
                                                         ----------       -----------       -----------      -----------
BALANCE, June 30, 2003                                   14,392,679       $ 1,439,268       $ 4,822,494      $(6,576,014)
                                                         ==========       ===========       ===========      ===========

    The accompanying notes are an integral part of this financial statement.

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                                                                                      From Inception on
                                                                For the         May 24, 2002 Through June 30,
                                                              Year Ended        -----------------------------
                                                             June 30, 2003         2002                2003
                                                             -------------      -----------       -----------
Cash Flows from Operating Activities:
   Net loss                                                   $(6,489,743)      $   (86,271)      $(6,576,014)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Amortization of discounts on note payable                      6,250                --             6,250
     Depreciation                                                   1,209                --             1,209
     Loss on settlement of potential claims                     1,350,000                --         1,350,000
     Loss on extinguishment of debt                               651,000                --           651,000
     Non-cash expenses paid by issuing common stock                46,063             5,000            51,063
     Non-cash services paid by issuing common stock             3,330,750                --         3,330,750
     Non-cash services paid by granting options/warrants          583,050                --           583,050
     Changes in assets and liabilities:
       (Increase) in accounts receivable                          (24,925)               --           (24,925)
       (Increase) in deferred loan costs                          (13,750)               --           (13,750)
       (Increase) in deposits                                      (8,950)               --            (8,950)
       Increase in accounts payable                               120,588                --           120,588
       Increase in accounts payable - related party                96,086            38,563           134,649
       Increase in customer deposits and unearned
         revenue                                                   23,330                --            23,330
       Increase in accrued payroll and related expenses            (2,883)           42,708            39,825
       Increase in accrued interest                                   955                --               955
                                                              -----------       -----------       -----------
         Net Cash (Used) by Operating Activities                 (330,970)               --          (330,970)
                                                              -----------       -----------       -----------
Cash Flows from Investing Activities:
   Payments for property and equipment                             (5,125)               --            (5,125)
                                                              -----------       -----------       -----------
         Net Cash (Used) by Investing Activities                   (5,125)               --            (5,125)
                                                              -----------       -----------       -----------
Cash Flows from Financing Activities:
   Proceeds allocated to beneficial conversion feature
     of note payable                                               51,726                --            51,726
   Proceeds from notes payable                                     69,000                --            69,000
   Payments on notes payable                                       (5,000)               --            (5,000)
   Proceeds from sale of warrants                                  98,274                --            98,274
   Proceeds from issuance of common stock                         145,000                --           145,000
                                                              -----------       -----------       -----------
         Net Cash Provided by Financing Activities                359,000                --           359,000
                                                              -----------       -----------       -----------
Net Increase (Decrease) in Cash                                    22,905                --            22,905

Cash at Beginning of Period                                            --                --                --
                                                              -----------       -----------       -----------
Cash at End of Period                                         $    22,905       $        --       $    22,905
                                                              -----------       -----------       -----------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                 $        --       $        --       $        --
     Income taxes                                             $        --       $        --       $        --

   The accompanying notes are an integral part of these financial statements.

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the year ended June 30, 2003:

      The Company acquired SkyFrames, Inc. ("SFI") pursuant to an Exchange Agreement which has been accounted for as a recapitalization of SFI in a manner similar to a reverse purchase [See Note 2]. Prior to the recapitalization of SFI, the Company had 84,679 shares of common stock previously outstanding. An additional 8,500,000 shares of common stock were issued in the acquisition. At the time of the acquisition, the Company had no assets and had liabilities of $43,101 consisting only of accounts payable.

      The Company issued 4,708,000 shares of common stock for services rendered valued at $3,330,750.

      The Company granted 110,000 options and 300,000 warrants for services rendered valued at $583,050.

      The Company issued 900,000 shares of common stock valued at $1,350,000 to settle potential claims against the Company.

      The Company issued 500,000 shares of common stock valued at $695,000 as collateral on a $44,000 note payable. The Company later defaulted on the note and the creditor accepted the 500,000 shares of common stock as payment in full, resulting in a loss on extinguishment of debt of $651,000.

      The Company sold a $150,000 convertible note payable for cash of $51,726 and recorded a discount of $98,274. The Company also recorded a discount of $51,726 for the beneficial conversion feature of the note payable. Through June 30, 2003, the Company had expensed a total of $6,250 of the discounts.

      The Company issued 6,000,000 shares of common stock for computers and related equipment with a carryover basis of $0 and as repayment of expenses totaling $46,063 which had been paid by a related party on behalf of the Company.

      The Company's former President contributed 500,000 shares of common stock back to the Company for cancellation.

      For the period from inception on May 24, 2002 through June 30, 2002: The Company issued 2,500,000 shares of common stock as payment of organization costs of $5,000.

   The accompanying notes are an integral part of these financial statements.

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization - Skyframes, Inc. ("the Company") was organized under the laws of the State of Utah on June 4, 1926 as M. M. Lead Company. In 1980, the Company changed its name to Basic Energy, Inc. In March 2003, the Company changed its name to Skyframes, Inc.

      SkyFrames, Inc. ("SFI") was organized under the laws of the State of Texas on May 24, 2002 as CyberVillage, Inc. In July 2002, SFI changed its name to SkyFrames, Inc. On January 28, 2003, the Company acquired SFI pursuant to an Exchange Agreement and SFI was dissolved in the acquisition. The acquisition of SFI has been accounted for as a recapitalization of SFI in a manner similar to a reverse purchase [See Note 2].

      The Company provides high-speed information access via satellites. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

      Fiscal Year - The Company's fiscal year-end is June 30th.

      Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

      Accounts and Loans Receivable - The Company records accounts and loans receivable at the lower of cost or fair value. The Company determines the lower of cost or fair value of non-mortgage loans on an individual asset basis. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past due. The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balances and historical losses. The Company records interest income on delinquent accounts and loans receivable only when payment is received. The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts and loans receivable to be past due or delinquent based on contractual terms.

      Inventory - Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

      Property and Equipment - Property and equipment are stated at cost or at the shareholder's carryover basis. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to five years. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its property and equipment for impairment.

      Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years. As of June 30, 2003, the Company has capitalized a total of $1,075 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the year ended June 30, 2003 and for the period from inception on May 24, 2002 through June 30, 2002.

      Revenue Recognition - Revenue from subscription services is recognized in the period when the related services are provided. Revenue from equipment sales is recognized when the related equipment is installed and accepted by the customer.

      Organization Costs - Organization costs, which reflect amounts expended to organize the Company, were expensed as incurred.

      Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. For the year ended June 30, 2003 and for the period from inception on May 24, 2002 through June 30, 2002, respectively, advertising costs amounted to $6,972 and $0.

      Stock-Based Compensation - The Company has one stock-based compensation plan [See Note 5]. The Company accounts for its plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to the Company's stock-based employee compensation.

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

                                                             From Inception on
                                         For the         May 24, 2002 Through June 30,
                                       Year Ended        -----------------------------
                                      June 30, 2003          2002                2003
                                      -------------      -----------       -----------
Net loss, as reported                  $(6,489,743)      $   (86,271)      $(6,576,014)
Add: Stock-based employee
  compensation expense
  included in reported net income            4,000                --             4,000
Deduct: Total stock-based
  employee compensation
  expense determined under fair
  value based method                        (5,000)               --            (5,000)
                                       -----------       -----------       -----------
Pro forma net loss                     $(6,490,743)      $   (86,271)      $(6,577,014)
                                       -----------       -----------       -----------

Loss per common share,
  as reported                          $      (.65)      $      (.03)      $      (.70)
Loss per common share,
  pro forma                            $      (.65)      $      (.03)      $      (.70)

      Debt Extinguishment - The Company accounts for extinguishment of debt in accordance with Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the requirement that gains and losses from extinguishment of debt be classified as an extraordinary item.

      Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" [See Note 6].

      Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 8].

      Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

      Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant. The Company has adopted SFAS No. 148 and has applied it to the year ended June 30, 2003.

      Reclassification - The financial statements for periods prior to June 30, 2003 have been reclassified to conform to the headings and classifications used in the June 30, 2003 financial statements.

      Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of SkyFrames, Inc. [See Note 2] and to reflect a 1-for-100 reverse stock split effected by the Company on January 28, 2003 [See Notes 2 and 5].

NOTE 2 - EXCHANGE AGREEMENT

      On January 28, 2003, the Company signed an Exchange Agreement with SkyFrames, Inc. ("SFI"). The agreement called for the Company to issue 8,500,000 post-split shares of its common stock to the former shareholders of SFI for all 85,000 outstanding shares of SFI's common stock. The agreement also called for the Company to effect a 1-for-100 reverse stock split just prior to the acquisition. After the reverse split and just prior to the acquisition, the Company had 84,679 shares of common stock outstanding. The acquisition closed on January 28, 2003 and has been accounted for as a recapitalization of SFI in a manner similar to a reverse purchase. Accordingly, the equity transactions have been restated to reflect the recapitalization of SFI and the operations of the Company prior to the date of acquisition have been eliminated. The financial statements reflect the operations of SFI from its inception.

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

      The following is a summary of property and equipment recorded at cost or carryover basis, less accumulated depreciation as of:

                                                                        June 30,
                                                                          2003
                                                                        -------
         Computers and related equipment                                $    --
         Office equipment                                                 1,900
         Software                                                         2,150
         Website                                                          1,075
                                                                        -------
                                                                          5,125

         Less: accumulated depreciation                                  (1,209)
                                                                        -------
                                                                        $ 3,916
                                                                        -------

     Depreciation expense for the year ended June 30, 2003 and for the period from inception on May 24, 2002 through June 30, 2002 amounted to $1,209 and $0, respectively.

NOTE 4 - NOTES PAYABLE

     Notes payable consist of the following at:

                                                                      June 30,
                                                                       2003
                                                                      -------

      One-year 8% $150,000 senior convertible promissory note
      payable to Ocean Drive Holdings LLC maturing in June 2004
      convertible with accrued interest at the creditor's option into common stock at $.50 per share, net of discounts of
      $143,750                                                        $ 6,250

      Six-month unsecured 5% note payable to Keyvan Samini, an
      individual, maturing in August 2003                              20,000


                                                                      -------
                                                                      $26,250
                                                                      -------

      In June 2003, the Company sold the $150,000 convertible note payable for $51,726 and recorded a discount of $98,274. Due to the beneficial conversion feature of the note, the Company recorded an additional discount of $51,726. Both discounts are being amortized over the term of the note. For the year ended June 30, 2003 and for the period from inception on May 24, 2002 through June 30, 2002, respectively, the Company amortized $6,250 and $0 of the discounts.

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE [Continued]

      For the year ended June 30, 2003 and for the period from inception on May 24, 2002 through June 30, 2002, respectively, interest expense amounted to $10,057 and $0.

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS

      Common Stock - In May 2002, in connection with its organization, the Company issued 2,500,000 shares of its previously authorized but unissued common stock. The shares were issued as payment of organization costs of $5,000 (or $.002 per share).

      In August 2002, the Company issued 6,000,000 shares of its previously authorized but unissued common stock. The shares were issued for computers ad related equipment recorded at the shareholder's carryover basis of $0 and as repayment of expenses of $46,063 which had been paid by a related party (or approximately $.0077). This issuance resulted in a change in control of the Company.

      In January 2003, the Company entered into an Exchange Agreement with SkyFrames, Inc. which has been accounted for as a recapitalization of SkyFrames, Inc. [See Note 2].

      In January 2003, the Company issued 2,878,000 shares of its previously authorized but unissued common stock. The shares were issued for cash of $75,000 and for consulting services valued at $1,364,000 (or $.50 per share).

      In February 2003, the Company issued 500,000 shares of its previously authorized but unissued common stock to the Company's Chief Executive Officer. The shares were issued for employee services valued at $250,000 (or $.50 per share).

      In February 2003, the Company issued 425,000 shares of its previously authorized but unissued common stock. The shares were issued for cash of $20,000 and for consulting services valued at $192,500 (or $.50 per share).

      In March 2003, the Company issued 40,000 shares of its previously authorized but unissued common stock as part of a consulting agreement with thestockpage.com Inc. [See Note 10]. The shares were issued for consulting services valued at $76,000 (or $1.90 per share).

      In March 2003, the Company issued 40,000 shares of its previously authorized but unissued common stock as part of a consulting agreement with Client Services International LLC [See Note 12]. The shares were issued for consulting services valued at $64,000 (or $1.60 per share).

      In March 2003, the Company issued 200,000 shares of its previously authorized but unissued common stock. The shares were issued for consulting services valued at $240,000 (or $1.20 per share).

      In March 2003, the Company issued 150,000 shares of its previously authorized but unissued common stock. The shares were issued for consulting services valued at $217,500 (or $1.45 per share).

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

      In March 2003, the Company issued 900,000 shares of its previously authorized but unissued common stock. The shares were issued as a settlement valued at $1,350,000 (or $1.50 per share) [See Note 9].

      In April and May 2003, the Company issued 140,000 shares of its previously authorized but unissued common stock. The shares were issued for consulting services valued at $175,000 (or $1.25 per share).

      In May 2003, the Company issued 500,000 shares of its previously authorized but unissued common stock. The shares were issued as collateral valued at $695,000 (or $1.39 per share) [See Note 9].

      In May 2003, the Company issued 250,000 shares of its previously authorized but unissued common stock. The shares were issued for consulting services valued at $347,500 (or $1.39 per share).

      In May 2003, the Company issued 135,000 shares of its previously authorized but unissued common stock of which 100,000 shares were issued as part of an investment banking agreement with Ocean Drive Capital, LLC [See Note 10]. The shares were issued for consulting services valued at $209,250 (or $1.55 per share).

      In June 2003, the Company issued 100,000 shares of its previously authorized but unissued common stock. The shares were issued for consulting services valued at $195,000 (or $1.95 per share).

      In June 2003, the Company issued 50,000 shares of its previously authorized but unissued common stock. The shares were issued for cash of $50,000 (or $1.00 per share).

      Cancellation - In June 2003, the Company's former President contributed 500,000 shares of common stock back to the Company for cancellation.

      Stock Split - On January 28, 2003, the Company effected a 1-for-100 reverse stock split. The financial statements for all periods presented have been restated to reflect the stock split.

      Advisor Compensation Plan - In February 2003, the Company's Board of Directors adopted the Advisor Compensation Plan ("AC Plan"). The AC Plan provides for issuing up to 3,000,000 shares of common stock to employees, directors, consultants and advisors. At June 30, 2003, total shares available to be issued under the AC Plan amounted to 755,803.

      Stock Options - In February 2003, the Company granted 10,000 options to purchase common stock at $.10 per share as part of an Employment Agreement [See Note 9]. The options will vest in February 2004 and will be exercisable for five years following vesting. The Company recorded compensation of $4,000 for the intrinsic value of the options.

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

      In March 2003, the Company granted 100,000 options to purchase common stock at $1.00 per share for consulting services valued at $144,590. The options vested immediately and are exercisable for two years.

      Stock Warrants - In May 2003, the Company granted 300,000 warrants to purchase common stock at $1.45 per share as part of an engagement agreement with Grant Bettingen, Inc. [See Note 10] for consulting services valued at $434,460. The warrants vested immediately and are exercisable for three years.

      In June 2003, the Company sold 150,000 warrants to purchase common stock at $2.07 per share for cash of $98,274. The warrants vested immediately and are exercisable for five years.

      A summary of the status of the options and warrants is presented below.

                                                                             From Inception on
                                         For the                      May 24, 2002 Through June 30,
                                       Year Ended            -------------------------------------------------
                                      June 30, 2003                  2002                        2003
                                   --------------------      ----------------------      ---------------------
                                               Weighted                    Weighted                   Weighted
                                               Average                     Average                    Average
                                               Exercise                    Exercise                   Exercise
                                   Shares       Price         Shares        Price        Shares        Price
                                  -------      --------      --------      --------      -------      --------
Outstanding at beginning of
  period                               --      $     --            --      $     --           --      $     --
Granted                           560,000          1.51            --            --      560,000          1.51
Exercised                              --            --            --            --           --            --
Forfeited                              --            --            --            --           --            --
Expired                                --            --            --            --           --            --
                                  -------      --------      --------      --------      -------      --------
Outstanding at end of period      560,000      $   1.51            --      $     --      560,000      $   1.51
                                  -------      --------      --------      --------      -------      --------
Weighted average fair value
  of options granted during
  the period                      560,000      $   1.65            --      $     --      560,000      $   1.65
                                  -------      --------      --------      --------      -------      --------

      The fair value of each option and warrant granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions for grants on February 1, 2003: risk-free interest rate of 3.02%, expected dividend yield of zero, expected lives of five years and expected volatility of 375%. The following assumptions were used for grants on March 21, 2003: risk-free interest rate of 1.80%, expected dividend yield of zero, expected lives of two years and expected volatility of 414%. The following assumptions were used for grants on May 19, 2003: risk-free interest rate of 1.66%, expected dividend yield of zero, expected lives of three years and expected volatility of 372%. The following assumptions were used for grants on June 16, 2003: risk-free interest rate of 2.14%, expected dividend yield of zero, expected lives of five years and expected volatility of 355%.

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

      A summary of the status of the options and warrants outstanding at June 30, 2003 is presented below:

                                Options and Warrants Outstanding      Options and Warrants Exercisable
                              ------------------------------------    --------------------------------
Range of                      Weighted-Average    Weighted-Average                   Weighted-Average
Exercise         Number          Remaining           Exercise            Number          Exercise
 Prices        Outstanding    Contractual Life          Price          Exercisable         Price
--------       -----------    ----------------    ----------------     -----------   ----------------
  $ .10           10,000          5.6 years          $  .10                  --           $  --
  $1.00          100,000          1.7 years            1.00             100,000            1.00
  $1.45          300,000          2.9 years            1.45             300,000            1.45
  $2.07          150,000          5.0 years            2.07             150,000            2.07
               -----------        ---------          ------            ---------          -----
                 560,000          3.3 years          $ 1.51             550,000           $1.54

NOTE 6 - INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2003, the Company has available unused operating loss carryforwards of approximately $5,910,000, which may be applied against future taxable income and which expire in various years through 2023.

      At June 30, 2003, the total of all deferred tax assets was approximately $2,213,000 and the total of all deferred tax liabilities was approximately $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $2,213,000. The net change in the valuation allowance was approximately $2,196,000 during the year ended June 30, 2003.

      The temporary differences gave rise to the following deferred tax asset (liability):

                                                                       June 30,
                                                                         2003
                                                                      ----------
Excess of tax over financial
  accounting depreciation                                             $    1,122
Accrued compensation                                                       7,162
Net operating loss carryover                                           2,204,388

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES [Continued]

      The components of federal income tax expense from continuing operations consisted of the following for the year ended:

                                                                      June 30,
                                                                        2003
                                                                    -----------
Current income tax expense:
    Federal                                                         $        --
    State                                                                    --
                                                                    -----------
Net current tax expense                                             $        --
                                                                    -----------

Deferred tax expense (benefit) resulted from:
    Excess of tax over financial
      accounting depreciation                                       $       712
    Accrued compensation                                                  7,872
    Net operating loss carryover                                     (2,204,388)
    Valuation allowance                                               2,195,804
                                                                    -----------
Net deferred tax expense                                            $        --
                                                                    -----------

      Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

      The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the year ended:

                                                                       June 30,
                                                                         2003
                                                                       -------
Computed tax at the expected
  federal statutory rate                                                 34.00%
State income taxes, net of federal benefit                                3.30
Compensation due to issue of options                                     (3.35)
Other                                                                     (.12)
Valuation allowance                                                     (33.83)
                                                                       -------
Effective income tax rates                                                0.00%
                                                                       -------

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - GOING CONCERN

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 - LOSS PER SHARE

      The following data shows the amounts used in computing loss per share:

                                                             From Inception on
                                     For the           May 24, 2002 Through June 30,
                                   Year Ended         -------------------------------
                                  June 30, 2003           2002               2003
                                  -------------       ------------       ------------
Loss available to common
shareholders (numerator)           $ (6,489,743)      $    (86,271)      $ (6,576,014)
                                   ------------       ------------       ------------
Weighted average number
of common shares outstanding
used in loss per share during
the period (denominator)             10,023,397          2,500,000          9,330,945
                                   ------------       ------------       ------------

      At June 30, 2003, the Company had 110,000 outstanding options, 450,000 outstanding warrants and notes payable convertible into 301,000 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

      Accounts Payable - At June 30, 2003, officers and shareholders of the Company were owed a total of $134,649 for expenses which they paid on behalf of the Company and accrued amounts owed to them.

      Note Payable and Loss of Extinguishment of Debt - In May 2003, the Company issued 500,000 shares of common stock to Bricap, LLC, an entity controlled by the Company's former President. The shares were issued as collateral valued at $695,000 [See Note 5] on a $44,000 no-interest unsecured demand note payable. In June 2003, the Company defaulted on the note and Bricap, LLC accepted the 500,000 shares of common stock, which had been previously issued, as payment in full, resulting in a loss on extinguishment of debt of $651,000.

      Stock Issuances - In August 2002, the Company issued 6,000,000 shares of common stock for computers and equipment with a carryover basis of $0 and as repayment of expenses of $46,063 which had been paid by a related party [See Note 5].

      In February 2003, the Company issued 500,000 shares of common stock to the Company's Chief Executive Officer for employee services valued at $250,000 [See Note 5].

      Employment Agreement - In February 2003, the Company signed a one-year Employment Agreement with the Company's Chief Executive Officer. The agreement calls for the Company to pay a base salary of $5,000 per month, issue 500,000 shares of common stock vesting at 25,000 shares per month and grant 10,000 options to purchase common stock at $.10 per share exercisable for five years [See Note 5]. Upon completion of $500,000 in funding, the agreement provides for the salary to increase to $10,000 per month and for issuance of an additional 250,000 shares of common stock. The agreement also provides for three years of extensions. In February 2003, the Company's Board of Directors amended the agreement so that all 500,000 shares of common stock initially issued to the Company's Chief Executive Officer vested immediately. In June 2003, the Company's Board of Directors amended the agreement to increase the Company's Chief Executive Officer's salary to $10,000 per month effective June 1, 3003.

      Director Fees - In April 2003, the Company's Board of Directors determined that each director should receive $1,000 for each Board meeting attended; however, this policy has not yet been put into effect.

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS [Continued]

      Settlement of Potential Claims - In March 2003, the Company issued 900,000 shares of common stock to Bricap, LLC, an entity controlled by the Company's former President. The shares were issued as a settlement valued at $1,350,000 [See Note 5] for potential claims against the Company related to the technology used by the Company in its operations.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      Exchange Agreement / Release and Settlement Agreement - On August 3, 2002, SkyFrames, Inc. ("SFI") signed an Exchange Agreement with Helsinki Capital Partners, Inc. (Helsinki"). The agreement called for Helsinki to issue 8,500,000 shares of Helsinki's common stock to the former shareholders of SFI for all 85,000 outstanding shares of SFI's common stock. The acquisition closed on August 31, 2002; however, the acquisition was subsequently rescinded. On January 28, 2003, SFI signed a Release and Settlement Agreement with Helsinki. The rescission agreement called for the former shareholders of SFI to return the 8,500,000 shares of Helsinki's common stock and to receive back their 85,000 shares of SFI's common stock. The financial statements have been restated to reflect the acquisition as having been rescinded.

      Satellite Service Agreement / Purchase Option - In October 2002, the Company signed a Satellite Service Agreement with Clear Channel Satellite Services ("CCSS") to purchase preemptible satellite bandwidth and power on a month-to-month basis. The Company paid a $6,000 refundable deposit and rental payments are 75% of gross revenues derived from use of the CCSS satellite with monthly minimums of $5,820. The agreement also grants CCSS the exclusive right to acquire the Company for 24 months after 18 months operations at the greater of gross annual revenues or fair market value. The agreement grants the Company first right of refusal to convert to a non-preemptible status. The agreement also sets minimum prices the Company can charge for its services and calls for a 3% increase in monthly fees at each anniversary of the agreement.

      Office Leases - In September 2002, the Company signed a one-year lease for office space in San Juan Capistrano, California beginning October 1, 2002. The Company paid a $700 refundable deposit and rental payments were $600 per month. The lease was renewable for one additional year. In April 2003, the lease was cancelled.

      In September 2002, the Company signed a 31-month lease for office space in Costa Mesa, California beginning March 1, 2003. The Company paid a $1,836 refundable security deposit and rental payments are initially $1,751 per month increasing each September 30th and reaching $1,836 per month during the third year. Minimum future lease payments under this lease for the years ended June 30, 2004, 2005 and 2006 are $21,390, $21,903 and $5,508,
      respectively.

      In October 2002, the Company signed a two-year lease for office space in Oceanside, California beginning October 1, 2002. The Company paid a $1,114 refundable deposit and rental payments are $1,142 per month during the first year and $1,189 per month during the second year. Minimum future lease payments under this lease for the years ended June 30, 2004 and 2005 are $14,127 and $3,567, respectively.

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES [Continued]

      Engagement Agreement - In May 2003, the Company signed a six-month Engagement Agreement with Grant Bettingen, Inc. The Company granted 300,000 warrants to purchase common stock at $1.45 per share exercisable for three years [See Note 5]. The Company also pays $1,500 per month and will pay 10% of the proceeds from any joint venture or acquisition negotiated by Grant Bettingen. The agreement can be extended up to six additional months.

      Investment Banking Agreement - In May 2003, the Company signed a three-month Investment Banking Agreement with Ocean Drive Capital, LLC ("Ocean"). The Company issued 100,000 shares of common stock to Ocean [See
      Note 5] and Ocean was to receive 10% of any funds raised for the Company. If Ocean had been able to raise at least $2,000,000 by the end of the initial term, then the agreement was to renew for an additional three-month term.

      Consulting Agreements - In March 2003, the Company signed a six-month consulting agreement with thestockpage.com Inc. The Company issued 40,000 shares of common stock [See Note 5] and will pay 5% of any funds provided through the efforts of thestockpage.com Inc.

      In June 2003, the Company signed a six-month consulting agreement with Trilogy Capital Partners, Inc. The agreement called for the Company to grant 180,000 performance-based warrants to purchase common stock at $.01 per share exercisable for five years with 90,000 vesting if the Company's stock price reaches $3.00 per share and 90,000 if the Company's stock price reaches $4.00 per share. The agreement also called for the Company to pay $5,000 per month for consulting services. Following the initial six-month term, the agreement was continue on a month-to-month basis. The agreement was cancelled prior to the issuance of any warrants.

NOTE 11 - CONCENTRATIONS

      Accounts Receivable - A significant percent of the Company's accounts receivable at June 30, 2003 were owed by only two customers. The following table lists the percent of the receivables owed by those customers that accounted for 10% or more of the total accounts receivable at June 30, 2003:

            Customer A                                58%
            Customer B                                40%

      The Company has estimated that no allowance for doubtful accounts was needed at June 30, 2003.

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - CONCENTRATIONS [Continued]

      Revenues - During the year ended June 30, 2003, a significant percent of the Company's total sales were made to only four customers. The following table lists the percent of the sales made to those customers that accounted for 10% or more of the total revenues for the year ended June 30, 2003:

            Customer A                                52%
            Customer B                                18%
            Customer C                                17%
            Customer D                                10%

      The loss of these significant customers could adversely affect the Company's business and financial condition.

NOTE 12 - SUBSEQUENT EVENTS

      Contract - In July 2003, the Company signed a one-year contract which calls for the Company to issue 100,000 shares of common stock in exchange for consulting services.

      Consulting Agreements - In July 2003, the Company signed a nine-month Consulting Agreement with Client Services International LLC. The agreement covers 40,000 shares of common stock which were issued in March 2003 [See
      Note 5] and calls for the Company to make seven payments of $5,000 in exchange for consulting services.

      In August 2003, the Company signed a one-year agreement with The Research Works, Inc. The agreement calls for the Company to issue enough shares of common stock to be worth $80,000 in exchange for consulting services.

      In November 2003, the Company signed a three-year Consulting Agreement with Kevin Woodbridge. The agreement calls for the Company to pay $3,000 per month plus 6% of any funds provided through the efforts of Kevin Woodbridge.

      Stock Issuances - In July 2003, the Company issued 154,500 shares of common stock for consulting services.

      In September 2003, the Company issued 10,000 shares of common stock to a vendor.

      Senior Convertible Promissory Grid Note and Warrants - In August 2003, the Company signed a $250,000 Senior Convertible Promissory Grid Note payable to Ocean Drive SF Associates LLC. The note is due August 5, 2004, bears interest at 8% per annum and is convertible at $.50 per share. As part of the sale of the note, Company also granted 250,000 warrants to purchase common stock exercisable for five years. Of the 250,000 warrants, 200,000 are exercisable at $1.15 per share and 50,000 are exercisable at $1.20 per share.

                                 SKYFRAMES, INC.
                          (Formerly Basic Energy, Inc.)
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS [Continued]

      Conditional Employment Compensation - In September 2003, the Company's Board of Directors determined that the required funding had been obtained by the Company for the Company's Chief Executive Officer to receive 250,000 additional shares of common stock per his employment agreement [See Note 9].

      Assignment - In October 2003, a related party assigned the exclusive right to use patent-pending virtual onboard switching technology to the Company in exchange for $1,000.

      STOCK COMPENSATION PLAN - In September 2003, the Company's Board of Directors approved a stock compensation plan and reserved 1,000,000 shares of common stock to be issued under the plan.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant's former independent accountants Bierwolf Nilson & Associates, ("BNA") were dismissed on May 12, 2003. The report by BNA on the financial statements of the Registrant dated July 29, 2002, including balance sheets as of June 30, 2002 and 2000 and the statements of operations, cash flows and statement of stockholders' equity for the years ended June 30, 2002 and 2001 and the period since inception (June 4, 1926) to June 30, 2002 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the period covered by the financial statements through the date of resignation of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On May 12, 2003 the Registrant engaged Pritchett, Siler & Hardy, P.C. as its new independent accountants. Prior to the engagement of Pritchett, Siler & Hardy, P.C., the Registrant did not consult with Pritchett, Siler & Hardy, P.C., on the application of accounting principles to any specific transaction nor the type of audit opinion that might be rendered on the Registrant's financial statements. BNA was provided by the disclosure set forth above and provided the Registrant with a letter to the effect that it did not disagree with the above statements as far as they related to BNA. A copy of BNA's letter was filed as an exhibit to our Current Report on Form 8-K dated May 12, 2003 and incorporated by reference as an exhibit to this report.

Pritchett, Siler & Hardy, P.C., is the company's accounting firm for the fiscal year 2003 appointed by the Board of Directors for the current year audit on May 12, 2003.

As of June 30, 2003, no formal Audit Committee has been appointed.

The Board of Directors has recently engaged counsel to assist in the establishment certain policies and procedures for all management and employees to adhere to for providing a code of ethics by all employees will be held accountable expected to adhere to. This will be directly related to performance guidelines by which future pay levels, bonuses or any compensation will be earned.

Item 8A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange of

1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), President and our Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO, President and CFO believe:

            (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO, President and CFO, as appropriate to allow timely decisions regarding required disclosure; and

            (ii) that our disclosure controls and procedures have been ineffective to provide timely information to management, delaying the Company's first annual report since the completion of a recent reverse merger.

      (b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The members of the Board of Directors of Skyframes serve until the next annual meeting of stockholders, or until their successors have been elected and qualified. The officers are appointed by and serve at the pleasure of the Board of Directors. The following are the directors, executive officers and key employees of Skyframes.

      Chester L. Noblett, Jr.         56     Chairman, Director
      James France                    55     Chief Executive and Financial
                                               Officer, Secretary and Director
      William Sarpalius               55     Director

      There are no family relationships among any of our directors or officers.

      None of our directors or executive officers has, during the past five years,

      o had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of bankruptcy or within two years prior to that time,

      o been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

      o been subject to any order, judgment, or decree not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

      o been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

      Chester L. Noblett, Jr. has been Chairman since January 2003. He was chief operating officer of eSat, Inc. from June 1997 until December 1999, and became Chairman in April 1999, Director in June 1997 and Chief Financial Officer in September 2000. He resigned from all of these positions at eSat in January 2002. From 1990 to 1996, Mr. Noblett served as the chief executive officer for Tradom International, a subsidiary of Asahi Shouian, Inc., an international food brokerage company. From 1975 to 1990, Mr. Noblett was chief executive officer of
C. Noblett & Associates, a food brokerage company. Mr. Noblett is also president and a director of Cyber Village Network, a computer software company. Mr. Noblett received a B.S. degree in Business Administration from the University of Southern California in 1971.

      James France has been President, Chief Financial Officer and Secretary of the Company since February 1, 2003. He has been CEO and managing partner of FIIC R&D since August 2000. FIIC R&D integrates its statistical research for the insurance industry into a web-based retrieval system. From October 1999 to April 2000 he was President and Director of ixposure, Inc. In June 1998, Mr. France was recruited as acting CEO and Director to restructure Fastlane Footwear, Inc., a public company, engaged in manufacturing of licensed NASCAR products, and held that position in May 1999. Under his guidance, Fastlane restructured Fastlane's financial obligations and recovered $1.2 million allegedly misappropriated by prior management. Fastlane filed for protection under Chapter 11 of the Federal Bankruptcy Code 18 months after Mr. France left Fastlane. From 1996 to June 1999, Mr. France was Managing Partner of CVG, Inc., engaged in consulting for bank financing, bridge funding, licensing, mergers and acquisitions and workouts. From 1987 to 1996, Mr. France served as President of Scriptel Holding, Inc., a public entity, engaged in manufacturing of flat panel displays and other electronics. Mr. France served as Chief Financial Officer of Arrow Molded Plastics from 1985 to 1987, and founder and President of General Advertising, Inc., an advertising agency in Columbus Ohio.

      Mr. Sarpalius was elected to the Board of Directors on April 29, 2003. Mr Sarpalius has been the President and Chief Executive Officer of Advantage Associates, a bipartisan firm specializing in consulting clients with governmental, political and international affairs. Mr. Sarpalius served as Chief Executive Officer of LobbyFor Me, Inc. which publishes the HillZoo.com web site and other political web sites. Mr. Sarpalius was appointed to a senior position in the U.S. Department of Agriculture by President Clinton in 1995. From January 1988 to January 1995, Mr. Sarpalius was a U.S. Congressman representing the 13th Congressional District of Texas. From 1981 to 1989, he was a Texas State Senator. He was a staff assistant and teacher at the Cal Farley Boys Ranch from 1972 to 1978. Mr. Sarpalius was the President of the Texas Future Farmers of America from 1967 to 1968. He received a BA from Texas Tech University and an MA from West Texas State University.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our Common Stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended June 30, 2003, each of James W. France, Chester L. Noblett and William Sarpalius did not file Form 5's for the year ended June 30, 2003.

Item 10. EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation, including incentive stock option plan and non-plan compensation awarded to, earned by or paid to the Skyframes President and Chief Executive Officer for all services rendered in all capacities to us for each of the last three fiscal years. The remuneration described in the table does not include the cost to Skyframes of benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of Skyframes's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive such other compensation in the years set forth below. No other officer or director had a salary of over $100,000 during fiscal year 2003.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM COMPENSATION
                                                                      --------------------------------------------------
                                       ANNUAL COMPENSATION                      AWARDS                     PAYOUTS
                                ----------------------------------    --------------------------    --------------------
                                                         Other        Restricted
                                                         Annual         Stock        Securities     LTIP     All Other
Name and Principal               Salary        Bonus  Compensation      Awards       Underlying     Payout  Compensation
Position                Year       ($)          ($)        ($)           ($)        Options/SARs     ($)        ($)
------------------      ----    ----------     -----  ------------    ----------    ------------    ------  ------------
James W. France,        2003    120,000(1)       0          0         $250,000(2)     10,000(3)       0          0
Chief Executive         2002          0          0          0                0             0          0          0
Officer                 2001          0          0          0                0             0          0          0

Jay W. Gibson           2002                                            13,811(4)
Former President and    2001                                            20,997(4)
Chairman of the Board

Note 1 - Mr. France has an employment agreement effective February 1, 2003 providing for a salary of $60,000 per year which was increased to $120,000 in June 2003.
Note 2 - Mr. France owned 500,000 restricted shares of common stock which was worth $250,000 on the date of issuance based on a fair market value of $0.50 and $675,000 based on a closing price of $1.35 on June 30, 2003. Dividends will not be paid on the restricted stock.
Note 3 - Mr. France receives annually an option to purchase 10,000 shares of common stock at an exercise price of $0.10.
Note 4 - In January 2002, Mr. Gibson was awarded 138,115 restricted common shares. In January 2001, Mr. Gibson was awarded 115,130 restricted shares.

Stock Options

      The following tables set forth certain information concerning the granting and exercise of stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options on an aggregated basis:

--------------------------------------------------------------------------------------------------------------------
                                            Option/SAR Grants for Last
                                         Fiscal Year-Individual Grants(1)
--------------------------------------------------------------------------------------------------------------------
                               Number of           % of Total
                               Securities         Options/SARs
                               Underlying          Granted to
                              Options/SARs        Employees in           Exercise Price
Name                           Granted (#)         Fiscal Year              ($/sh)           Expiration Date
--------------------------------------------------------------------------------------------------------------------
James W. France                  10,000                100%                 $0.10                2/1/09
Chester C. Noblett, Jr.              --                 --                     --                    --
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                                Aggregated Option/SAR Exercises in Last Fiscal Year
                                          And FY-End Option/SAR Values(1)
--------------------------------------------------------------------------------------------------------------------
                                                                                                   Value of
                                                                             Number of            Unexercised
                                                                           Unexercised            In-the-Money
                                                                           Options/SARs           Options/SARs
                                                                           at FY-End (#)         at FY-End ($)(2)
                                                                          ---------------------------------------
                             Shares Acquired       Value Realized         Unexercisable/         Unexercisable/
Name                         On Exercise (#)             ($)                Exercisable            Exercisable
--------------------------------------------------------------------------------------------------------------------
James W. France                    -0-                   -0-                 10,000/0              $12,500/$0
Chester C. Noblett, Jr.            -0-                   -0-                    0/0                   $0/$0
--------------------------------------------------------------------------------------------------------------------

Equity Compensation Plans

      As of June 30, 2003, 2,244,197 shares had been issued under the Company's 2003 Advisor Plan which was adopted by the Board of Directors in February, 2003. On September 11, 2003, the Company adopted the 2003 Consultant Stock Plan and reserved 1,000,000 shares of the Company's common stock under the 2003 Consultant Stock Plan. As of the date of this filing, there have been no shares issued under the 2003 Consultant Stock Plan.

Board of Directors Fees

      Members of the Board of Directors are planned to be paid $1,000 per Board of Directors meetings attended.

Employment Contract

      In February 2003, we entered into an employment agreement with James W. France to employ him as President and Chief Executive Officer. The agreement is for a one-year term, through January 31, 2004 and provides for an annual base salary of $60,000. Additionally, the agreement provides for a grant to Mr. France of 500,000 restricted shares of the Company's common stock payable at a rate of 25,000 shares a month. Pursuant to the agreement, Mr. France will also receive an additional 250,000 shares and an increased salary of $120,000 upon completion of a financing of more than $500,000. Additionally, Mr. France shall receive for each year during the term of the agreement, an option to purchase 10,000 shares of common stock at an exercise price of $0.10 per share. In February 2003, the Company's Board of Directors amended the agreement so that all 500,000 shares of common stock initially issued to Mr. France vested immediately. The agreement also provides for three years of extensions. As of the date of filing this Annual Report, Mr. France's salary is accruing monthly.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information relating to the beneficial ownership of Company common stock known to us as of November 19, 2003 by (i) each person known by Skyframes to be the beneficial owner of more than 5% of the outstanding shares of common stock,(ii) each of Skyframes's directors and executive officers and (iii) (iii) all directors and executive officers as a group.

      The percentage ownership is calculated using 15,003,956 shares of the Company's common stock that were outstanding as of October 24, 2003. Unless otherwise noted below, Skyframes believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised. Unless otherwise specified, the address of each listed below is c/o Skyframes, Inc., 555 Anton Boulevard, Suite 1200, Costa Mesa, California 92626.

                                        Number of Shares    Percentage of Shares
Name and Address                       Beneficially Owned    Beneficially Owned
----------------                       ------------------    ------------------

Chester A. Noblett, Jr. Chairman(1)        2,500,000                16.7%

James W. France CEO                          580,000                 3.9%

William Sarpalius Director                   200,000                 1.3%

Gilbert Fin , CTO                          1,200,000                 8.0%
5025 Gavilan Way
Oceanside, California 92057

BriCap Financial LLC                       1,400,000                 9.3%
24351 Pasto Road, Suite B
Dana Point, California 92629

Jehu Hand                                  1,300,000                 8.7%
24351 Pasto Road, Suite B
Dana Point, California 92629

Scott Cooper                                 900,000                 6.0%

Kimberly Peterson                            820,000                 5.4%
24351 Pasto Road, Suite B
Dana Point, California 92629

All Officers and
Directors as a group (4 persons)           4,430,000(1)             29.4%

(1) Includes 2,500,000 shares which is controlled by Mr. Noblett as Chairman of the North Texas and Southern Oklahoma Teachers Security Trust.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2002, the Company issued 6,000,000 shares of common stock for computers and equipment and as repayment of expenses of $46,063 which had been paid by a related party.

Pursuant to an Agreement and Plan of Reorganization dated January 28, 2003 Skyframes, a Delaware corporation formerly known as Basic Energy Corporation ("Skyframes") acquired all of the outstanding membership interests of SkyFrames, Inc., a Texas corporation, in exchange for 8,500,000 shares of Skyframes Common Stock. In addition, Skyframes issued 150,000 shares for cash received at $0.50 per share. Immediately prior to the transaction the Company effectuated a 1 for 100 reverse stock split of the Company's shares of common stock and as of October 24, , 2003 there were 15,003,956 shares outstanding. The terms of the acquisition were determined between the parties. Prior to the acquisition, Skyframes Inc. and Basic Energy had no affiliation or relationship.

In February 2003, the Company signed a one-year employment agreement with the Company's Chief Executive Officer. The agreement calls for the Company to pay a base salary of $5,000 per month, issue 500,000 shares of common stock vesting at 25,000 shares per month and grant a 10,000 option to purchase common stock at $0.10 per share exercisable for five years. Upon completion of $500,000 in funding, the agreement provides for the salary to increase to $10,000 per month and for issuance of an additional 250,000 shares of common stock. The agreement also provides for three years of extensions. In February 2003, the Company's Board of Directors amended the agreement so that all 500,000 shares of common stock initially issued to the Company's Chief Executive Officer vested immediately. In June 2003, the Company's Board of Directors amended the agreement to increase the Company's Executive Officer's salary to $10,000 per month effective June 1, 2003.

In March 2003, the Company issued 900,000 shares of common stock to Bricap, LLC, an entity controlled by the Company's former President. The shares were issued as a settlement for potential claims against the Company related to the technology used by the Company in its operations.

In May 2003, the Company issued 500,000 shares of common stock to Bricap, LLC, an entity controlled by the Company's former President. The shares were issued as collateral on a $44,000 no-interest unsecured demand note payable. In June 2003, the Company defaulted on the note and Bricap, LLC accepted the 500,000 shares of common stock, which had been previously issued, as payment in full.

At June 30, 2003, officers and shareholders of the Company were owed a total of $134,649 for expenses which they paid on behalf of the Company and accrued amounts owed to them.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits of the Company are included herein.

2.1 Exchange Agreement, dated January 28, 2003, between the registrant and Skyframes, Inc., a Texas corporation filed herewith.

3.1 Articles of Incorporation, incorporated by reference to Registration Statement on Form 10-SB (File No. 0-27849), dated as of October 27, 1999.

3.2 Certificate of Amendment to Articles of Incorporation, dated January 20, 1979, incorporated by reference to Registration Statement on Form 10-SB (File No. 0-27849), dated as of October 27, 1999.

3.3 Certificate of Amendment to Articles of Incorporation, dated August 11, 1979, incorporated by reference to Registration Statement on Form 10-SB (File No. 0-27849), dated as of October 27, 1999.

3.4 Bylaws, dated June 4, 1926, incorporated by reference to Registration Statement on Form 10-SB (File No. 0-27849), dated as of October 27, 1999.

10.1 Sublease Agreement, dated September 5, 2002, by and among the registrant, Hoffski & Pisano, CPAs, A Professional Corporation & Herrington Management, Inc., filed herewith.

10.2 Satellite Service Agreement, dated October 7, 2002, by and between the registrant and Clear Channel Satellite Services, filed herewith.

10.3 Consulting Agreement, dated November 1, 2002, by and between Allen Holdings, Inc. and Skyframes, Inc., filed herewith.

10.4 Employment Agreement, dated February 1, 2003, by and between the registrant and James W. France, filed herewith.

10.5 Release and Settlement Agreement, dated March 30, 2003, by and between the registrant and Bricap, LLC, filed herewith.

10.6 Securities Purchase Agreement, dated June 16, 2003, by and between the registrant and Ocean Drive Holdings LLC, filed herewith.

10.7 Senior Convertible Promissory Note, dated June 16, 2003, by and between the registrant and Ocean Drive Holdings LLC, filed herewith.

10.8 Stock Purchase Warrant, dated June 16, 2003, by and between the registrant and Ocean Drive Holdings, LLC, filed herewith.

10.9 Registration Rights Agreement, dated June 16, 2003, by and between the registrant and Ocean Drive Holdings, LLC, filed herewith.

10.10 Agreement for the Assignment of Patent Rights, dated October 15, 2003, by and between the registrant and Skyframes, Inc., a Texas corporation, filed herewith.

16    Letter from Bierwolf Nilson & Associates, incorporated by reference to
      Exhibit 16 of the registrant's Current Report on Form 8-K (File Number 000-27849) filed with the Commission on May 15, 2003.

22.   Information Statement on Schedule 14C, incorporated by reference to
      Schedule 14C (File No. 000-27849) filed with the Commission on March 5, 2003.

31.1 Certification of James. W. France pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a), filed herewith.

32.1  Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act, of 2002, filed herewith.

(b) Reports on Form 8-K.

      On May 15, 2003 the registrant filed a Form 8-K to disclose the registrant had changed its auditors.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth fees billed to us by our auditors during the fiscal year ended June 30, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our S-8 Registration Statement and this Annual Report. During the fiscal year ended June 30, 2003, the Company retained Pritchett, Siler & Hardy, P.C. as independent auditors and paid the following fees for services rendered:

      Audit Fees      Audit Related Fees     Tax Fees      All Other Fees
      ----------      ------------------     --------      --------------
        $4,110               $0                $0              $295

      The by-laws of the corporation allow for up to (5) members to the Board. The company plans call for filling two board seat vacancies with outside individuals. These individuals will be required to serve on committees such as the audit and compensation committees for the years 2004 and 2005 respectfully. Currently, due to the present composition of the Company and its status as a development stage company, the Company has not appointed an audit committee. As such, the Board of Directors as a whole approved the engagement of retained Pritchett, Siler & Hardy, P.C. as independent auditors.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; hereunto duly authorized on November 25, 2003.

                                         SKYFRAMES, INC.


                                         By: /s/ James W. France
                                            ------------------------------------
                                            James W. France
                                            Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 25, 2003.


By: /s/ James W. France                  President, Chief Executive Officer,
    -------------------------------      Chief Financial Officer and Director
    James W. France                      (principal executive officer and
                                         principal accounting and financial
                                         officer)


By: /s/ Chester C. Noblett, Jr.          Chairman
    -------------------------------
    Chester C. Noblett, Jr.


By: /s/ William Sarpalius                Director
    -------------------------------
    William Sarpaulis