Form 10QSB
period 2003-09-30
SKYFRAMES INC
filed 2003-11-28
CIK 1097900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended: September 30, 2003

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number: 000-27849


                                 SKYFRAMES, INC.
             (Exact name of registrant as specified in its charter)

                    California                        00-001748413
         (State or other jurisdiction of            (I.R.S. Employer
          Incorporation or organization)            Identification No.)

                         555 Anton Boulevard, Suite 1200
                             Costa Mesa, California
                                      92626
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (714) 957-1000
               (Registrant's telephone number including area code)


   (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURNG THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant has 15,003,956 shares of common stock, $0.10 par value, issued and outstanding as of October 24, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

                                 SKYFRAMES, INC.

                                      INDEX

                                                                                                  PAGE
PART I                                                                                           NUMBER

Item 1 - Financial Information

         Unaudited Condensed Balance Sheets,                                                      1
              September 30, 2003 and June 30, 2003

         Unaudited Condensed Statements of Operations,  for the                                   2
              three months ended September 30, 2003 and 2002 and for the period from inception on May 24, 2002 through September 30, 2003

         Unaudited Condense  Statements of Cash Flows,  for the three months                      3
              ended  September  30,  2003  and  2002  and  for the  period  from inception on May 24, 2002 through September 30, 2003

         Notes to Unaudited Condensed to Financial Statements                                     5

Item 2 - Management's Discussion and Analysis of Financial Condition and                         19
              Results of Operations

Item 3. - Disclosure Controls and Procedures                                                     25

PART II

Item 1 - Legal Proceedings                                                                       25

Item 2 - Changes in Securities                                                                   25

Item 3 - Defaults Upon Senior Securities                                                         26

Item 4 - Submission of Matters to a Vote of Security Holders                                     26

Item 5 - Other Information                                                                       26

Item 6 - Exhibits and Reports on Form 8-K                                                        27

Signature Page

PART 1 - ITEM I

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                           September 30,                June 30,
                                                                                2003                      2003
                                                                             -----------                -----------
CURRENT ASSETS:
     Cash                                                              $               -         $           22,905
     Accounts receivable, net of allowance for
       doubtful accounts of $8,975 and $0, respectively                           10,450                     24,925
     Deferred loan costs                                                          30,833                     13,750
     Prepaid expenses                                                             14,055                          -
                                                                             -----------                -----------
               Total Current Assets                                               55,338                     61,580

PROPERTY AND EQUIPMENT, net                                                        3,498                      3,916

OTHER ASSETS:
     Deposits  8,950                                                                     8,950
                                                                             -----------                -----------
                                                                       $          67,786         $           74,446
                                                                             -----------                -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Bank overdraft                                                    $           7,224         $                -
     Accounts payable                                                            147,481                    163,689
     Accounts payable - related party                                            131,149                    134,649
     Customer deposits and unearned revenue                                       37,659                     23,330
     Accrued payroll and related expenses                                         80,825                     39,825
     Accrued interest                                                              5,353                        955
     Notes payable, net                                                           89,705                     26,250
                                                                             -----------                -----------
               Total Current Liabilities                                         499,396                    388,698
                                                                             -----------                -----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.10 par value,
       20,000,000 shares authorized, 14,973,956
       and 14,392,679 shares issued and
       outstanding, respectively                                               1,497,396                  1,439,268
     Capital in excess of par value                                            5,741,366                  4,822,494
     Deficit accumulated during the
       development stage                                                      (7,670,372)                (6,576,014)
                                                                             -----------                -----------
               Total Stockholders' Equity (Deficit)                             (431,610)                  (314,252)
                                                                             -----------                -----------
                                                                       $          67,786         $           74,446
                                                                             -----------                -----------

         Note: The balance sheet as of June 30, 2003 was taken from the audited financial statements at that date and condensed

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                      For the Three Months             From Inception on
                                                                       Ended September 30,            May 24, 2002 Through
                                                                   -------------------------------       September 30,
                                                                       2003               2002                2003
                                                                   -------------      -------------       -------------
REVENUES:
     Subscription services                                    $           10,425  $               -  $           14,950
     Equipment sales                                                       4,950                  -              54,350
                                                                   -------------      -------------       -------------
               Total Revenues                                             15,375                  -              69,300

EXPENSES:
     Cost of equipment sales                                               5,974                  -              44,588
     Selling                                                              17,332                  -              24,304
     General and administrative                                          995,216             42,827           5,568,512
                                                                   -------------      -------------       -------------
               Total Expenses                                          1,018,522             42,827           5,637,404
                                                                   -------------      -------------       -------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                    (1,003,147)           (42,827)         (5,568,104)

OTHER INCOME (EXPENSE):
     Loss on settlement of potential claims                                    -                  -          (1,350,000)
     Loss on extinguishment of debt                                            -                  -            (651,000)
     Interest expense                                                    (91,211)                 -            (101,268)
                                                                   -------------      -------------       -------------
               Total Other Income (Expense)                              (91,211)                 -          (2,102,268)
                                                                   -------------      -------------       -------------

LOSS BEFORE INCOME TAXES                                              (1,094,358)           (42,827)         (7,670,372)

CURRENT TAX EXPENSE                                                            -                  -                   -

DEFERRED TAX EXPENSE                                                           -                  -                   -
                                                                   -------------      -------------       -------------

NET LOSS                                                      $       (1,094,358) $         (42,827) $      (7,670,372)
                                                                   -------------      -------------       -------------

LOSS PER COMMON SHARE                                         $           (.07)   $           (.01)  $            (.74)
                                                                   -------------      -------------       -------------







    The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                      For the Three Months              From Inception on
                                                                       Ended September 30,             May 24, 2002 Through
                                                                   -------------------------------        September 30,
                                                                       2003               2002                2003
                                                                   -------------      -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $       (1,094,358) $         (42,827) $       (7,670,372)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Amortization of discounts on notes payable                           78,455                  -              84,705
     Bad debt expense                                                      8,975                  -               8,975
     Depreciation                                                            418                133               1,627
     Loss on settlement of potential claims                                    -                  -           1,350,000
     Loss on extinguishment of debt                                            -                  -             651,000
     Non-cash expenses paid by issuing common stock                            -             46,063              51,063
     Non-cash services paid by issuing common stock                      727,000                  -           4,057,750
     Non-cash services paid by granting options/warrants                       -                  -             583,050
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                          5,500                  -             (19,425)
       (Increase) in deferred loan costs                                 (17,083)                 -             (30,833)
       (Increase) in prepaid expenses                                    (14,054)            (1,000)            (14,054)
       (Increase) in deposits                                                  -             (6,700)             (8,950)
       Increase (decrease) in accounts payable                           (16,208)                 -             104,380
       Increase (decrease) in accounts payable - related party            (3,500)           (35,863)            131,149
       Increase in customer deposits and unearned
         revenue                                                          14,328                  -              37,658
       Increase in accrued payroll and related expenses                   41,000             23,421              80,825
       Increase in accrued interest                                        4,398                  -               5,353
                                                                   -------------      -------------       -------------
         Net Cash (Used) by Operating Activities                        (265,129)           (16,773)           (596,099)
                                                                   -------------      -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for property and equipment                                         -             (2,480)             (5,125)
                                                                   -------------      -------------       -------------
         Net Cash (Used) by Investing Activities                               -             (2,480)             (5,125)
                                                                   -------------      -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in bank overdraft                                              7,224                  -               7,224
   Proceeds allocated to beneficial conversion feature
     of notes payable                                                    125,012                  -             176,738
   Proceeds from notes payable                                                 -                  -              69,000
   Payments on notes payable                                             (15,000)                 -             (20,000)
   Proceeds from sale of warrants                                        124,988                  -             223,262
   Proceeds from issuance of common stock                                      -             25,000             145,000
                                                                   -------------      -------------       -------------
         Net Cash Provided by Financing Activities                       242,224             25,000             601,224
                                                                   -------------      -------------       -------------
NET INCREASE (DECREASE) IN CASH                                          (22,905)             5,747                   -

CASH AT BEGINNING OF PERIOD                                               22,905                  -                   -
                                                                   -------------      -------------       -------------
CASH AT END OF PERIOD                                         $                -  $           5,747  $                -
                                                                   -------------      -------------       -------------

                                   [Continued]

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                   [CONTINUED]

                                                                      For the Three Months             From Inception on
                                                                       Ended September 30,            May 24, 2002 Through
                                                                   -------------------------------       September 30,
                                                                       2003               2002                2003
                                                                   -------------      -------------       -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                 $                -  $               -  $                -
     Income taxes                                             $                -  $               -  $                -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   For the three months ended September 30, 2003:
     The Company issued 581,277 shares of common stock for services rendered valued at $727,000.

     The Company sold a $250,000 convertible note payable for cash of $125,012 and recorded a discount of $124,988. The Company also recorded a discount of $125,012 for the beneficial conversion feature of the note payable. During the three months ended September 30, 2003, the Company expensed $41,666 of the discounts.

     The Company expensed $36,789 of the discounts on a note payable recorded in the prior year.

   For the three months ended September 30, 2002:

     The Company issued 6,000,000 shares of common stock for computers and related equipment with a carryover basis of $0 and as repayment of expenses totaling $46,063 which had been paid by a related party on behalf of the Company.


















    The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

     CONDENSED FINANCIAL STATEMENTS - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

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

     WEBSITE COSTS - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years. As of September 30, 2003, the Company has capitalized a total of $1,075 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the three months ended September 30, 2003 and 2002.

     REVENUE RECOGNITION - Revenue from subscription services is recognized in the period when the related services are provided. Revenue from equipment sales is recognized when the related equipment is installed and accepted by the customer.

     ADVERTISING COSTS - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. For the three months ended September 30, 2003 and 2002, respectively, advertising costs amounted to $5,974 and $0.

     STOCK-BASED COMPENSATION - The Company has two stock-based compensation plans [See Note 5]. The Company accounts for its plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to the Company's stock-based employee compensation.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

                                                                                                          From Inception on
                                                                       For the Three Months                 May 24, 2002
                                                                        Ended September 30,                    Through
                                                                ------------------------------------       September  30,
                                                                    2003                  2002                  2003
                                                                ----------------     ----------------      ----------------
         Net loss, as reported                                $       (1,094,358) $           (42,827)  $        (7,670,372)
         Add: Stock-based employee
           compensation expense
           included in reported net income                                     -                  -                   4,000
         Deduct: Total stock-based
           employee compensation
           expense determined under fair
           value based method                                                  -                  -                  (5,000)
                                                                ----------------     ----------------      ----------------
         Pro forma net loss                                   $       (1,094,358) $           (42,827) $         (7,671,372)
                                                                ----------------     ----------------      ----------------

         Loss per common share,
           as reported                                        $           (.07)   $           (.01)    $          (.74)
         Loss per common share,
           pro forma                                          $           (.07)   $           (.01)    $          (.74)

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

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

     RECENTLY ENACTED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant. The Company adopted SFAS No. 148 during the year ended June 30, 2003.

     RECLASSIFICATION - The financial  statements for periods prior to September
     30,  2003  have  been   reclassified   to  conform  to  the   headings  and
     classifications used in the September 30, 2003 financial statements.

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

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment recorded at cost or carryover basis, less accumulated depreciation as of:

                                                        September 30,
                                                            2003
                                                        -------------
         Computers and related equipment           $                -
         Office equipment                                       1,900
         Software                                               2,150
         Website                                                1,075
                                                        -------------
                                                                5,125
         Less: accumulated depreciation                        (1,627)
                                                        -------------
                                                   $            3,498
                                                        -------------

         DEPRECIATION EXPENSE FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 WAS $418 AND $133, RESPECTIVELY.

NOTE 4 - NOTES PAYABLE

     NOTES PAYABLE CONSIST OF THE FOLLOWING AT:

                                                                                  September 30,
                                                                                      2003
                                                                                  -------------
         ONE-YEAR 8% $150,000 SENIOR CONVERTIBLE PROMISSORY NOTE
         PAYABLE TO OCEAN DRIVE HOLDINGS LLC MATURING IN JUNE 2004
         CONVERTIBLE WITH ACCRUED INTEREST AT THE CREDITOR'S OPTION INTO
         COMMON STOCK AT $.50 PER SHARE, NET OF DISCOUNTS OF $106,961             $    43,039

         ONE-YEAR 8% $250,000 SENIOR CONVERTIBLE PROMISSORY NOTE
         PAYABLE TO OCEAN DRIVE HOLDINGS LLC MATURING IN AUGUST 2004
         CONVERTIBLE WITH ACCRUED INTEREST AT THE CREDITOR'S OPTION INTO
         COMMON STOCK AT $.50 PER SHARE, NET OF DISCOUNTS OF $208,334                  41,666

         SIX-MONTH UNSECURED 5% NOTE PAYABLE TO KEYVAN SAMINI,
         AN INDIVIDUAL, MATURING IN AUGUST 2003, CURRENTLY IN DEFAULT                   5,000
                                                                                   -------------
                                                                                   $    89,705
                                                                                   -------------

     In June 2003, the Company sold the $150,000 convertible note payable for $51,726 and recorded a discount of $98,274. Due to the beneficial conversion feature of the note, the Company recorded an additional discount of $51,726. Both discounts are being amortized over the term of the note. For the three months ended September 30, 2003 and 2002, respectively, the Company amortized $36,789 and $0 of the discounts.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE [Continued]

     In August 2003, the Company sold the $250,000 convertible note payable for $125,012 and recorded a discount of $124,988. Due to the beneficial conversion feature of the note, the Company recorded an additional discount of $125,012. Both discounts are being amortized over the term of the note. For the three months ended September 30, 2003 and 2002, respectively, the Company amortized $41,666 and $0 of the discounts.

     For the three months ended September 30, 2003 and 2002, respectively, interest expense amounted to $91,211 and $0.

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS

     COMMON STOCK - In September 2003, the Company issued 250,000 shares of its previously authorized but unissued common stock to the Company's Chief Executive Officer. The shares were issued for employee services valued at $307,500 (or $1.23 per share).

     In September 2003, the Company issued 10,000 shares of its previously authorized but unissued common stock. The shares were issued to a vendor for price discounts valued at $12,300 (or $1.23 per share).

     In August 2003, the Company issued 66,777 shares of its previously authorized but unissued common stock. The shares were issued for consulting services valued at $80,000 (or approximately $1.20 per share).

     In July 2003, the Company issued 100,000 shares of its previously authorized but unissued common stock. The shares were issued for consulting services valued at 110,000 (or $1.10 per share).

     In July 2003, the Company issued 100,000 shares of its previously authorized but unissued common stock. The shares were issued for consulting services valued at $130,000 (or $1.30 per share).

     In July 2003, the Company issued 54,500 shares of its previously authorized but unissued common stock. The shares were issued for consulting services valued at $87,200 (or $1.60 per share).

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

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [CONTINUED]

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

     In March 2003, the Company issued 40,000 shares of its previously authorized but unissued common stock as part of a consulting agreement with Client Services International LLC [See Note 10]. The shares were issued for consulting services valued at $64,000 (or $1.60 per share).

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

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [CONTINUED]

     In August 2002, the Company issued 6,000,000 shares of its previously authorized but unissued common stock. The shares were issued for computers and related equipment recorded at the shareholder's carryover basis of $0 and as repayment of expenses of $46,063 which had been paid by a related party (or approximately $.0077). This issuance resulted in a change in control of the Company.

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

     ADVISOR COMPENSATION PLAN - In February 2003, the Company's Board of Directors adopted the Advisor Compensation Plan ("AC Plan"). The AC Plan provides for issuing up to 3,000,000 shares of common stock to employees, directors, consultants and advisors. At September 30, 2003, total shares available to be issued under the AC Plan amounted to 755,803.

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

     In June 2003, the Company sold 150,000 warrants to purchase common stock at $2.07 per share for cash of $98,274 as part of a note payable arrangement with Ocean Drive Holdings LLC. The warrants vested immediately and are exercisable for five years.

     In August 2003, the Company sold 200,000 warrants to purchase common stock at $1.15 per share and 50,000 warrants to purchase common stock at $1.20 per share for cash of $124,988 as part of a note payable arrangement with Ocean Drive SF Associates LLC. The warrants vested immediately and are exercisable for five years.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

     NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [CONTINUED]

     A summary of the status of the options and warrants is presented below.

                                                                                                          From Inception on
                                                                       For the Three Months                 May 24, 2002
                                                                        Ended September 30,                    Through
                                                              ---------------------------------------      September  30,
                                                                    2003                  2002                  2003
                                                              ------------------     ----------------      ----------------
                                                                       Weighted              Weighted              Weighted
                                                                        Average               Average               Average
                                                                       Exercise              Exercise              Exercise
                                                               Shares    Price     Shares      Price     Shares      Price
                                                              -------    -------   -------    -------    -------    -------
         Outstanding at beginning of
           period                                             560,000  $    1.51         -   $      -          -   $      -
         Granted                                              250,000       1.16         -          -    810,000       1.40
         Exercised                                                  -          -         -          -          -          -
         Forfeited                                                  -          -         -          -          -          -
         Expired                                                    -          -         -          -          -          -
                                                              -------    -------   -------    -------    -------    -------
         Outstanding at end of period                         810,000  $   1.40          -   $      -    810,000   $   1.40
                                                              -------    -------   -------    -------    -------    -------
         Weighted average fair value
           of options and warrants granted
          during the period                                   250,000  $   1.00          -   $      -    810,000   $   1.44
                                                              -------    -------   -------    -------    -------    -------

     The fair value of each option and warrant granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions for grants on February 1, 2003: risk-free interest rate of 3.02%, expected dividend yield of zero, expected lives of five years and expected volatility of 375%. The following assumptions were used for grants on March 21, 2003: risk-free interest rate of 1.80%, expected dividend yield of zero, expected lives of two years and expected volatility of 414%. The following assumptions were used for grants on May 19, 2003: risk-free interest rate of 1.66%, expected dividend yield of zero, expected lives of three years and expected volatility of 372%. The following assumptions were used for grants on June 16, 2003: risk-free interest rate of 2.14%, expected dividend yield of zero, expected lives of five years and expected volatility of 355%. The following assumptions were used for grants on August 5, 2003: risk-free interest rate of 3.37%, expected dividend yield of zero, expected lives of five years and expected volatility of 330%.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [CONTINUED]

     A summary of the status of the options and warrants outstanding at September 30, 2003 is presented below:

                                     Options and Warrants Outstanding              Options and Warrants Exercisable
                                     -------------------------------------------          -------------------------
            Range of                       Weighted-Average    Weighted-Average                   Weighted-Average
            Exercise          Number           Remaining           Exercise           Number          Exercise
             Prices         Outstanding    Contractual Life          Price          Exercisable         Price
           -----------       -----------      --------------      --------------      ---------      --------------
         $         .10        10,000           5.3 years      $             .10          -       $                -
         $        1.00        100,000          1.5 years                   1.00       100,000                 1.00
         $ 1.15 - 1.20        250,000          4.9 years                   1.16       250,000                 1.16
         $        1.45        300,000          2.6 years                   1.45       300,000                 1.45
         $        2.07        150,000          4.7 years                   2.07       150,000                 2.07
                             -----------      --------------      --------------      ---------      --------------
                              810,000          3.6 years      $            1.40       800,000    $            1.42

     STOCK COMPENSATION PLAN - In September 2003, the Company's Board of Directors approved a stock compensation plan and reserved 1,000,000 of common stock to be issued under the plan. As of September 30, 2003, no shares have been issued from this plan.

NOTE 6 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2003, the Company has available unused operating loss carryforwards of approximately $6,918,000, which may be applied against future taxable income and which expire in various years through 2024.

     At September 30, 2003, the total of all deferred tax assets was approximately $2,601,000 and the total of all deferred tax liabilities was approximately $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $2,601,000. The net change in the valuation allowance was approximately $388,000 during the three months ended September 30, 2003.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES [CONTINUED]

     The temporary differences gave rise to the following deferred tax asset (liability):

                                                                                           September 30,
                                                                                               2003
                                                                                        ------------------
                  Excess of tax over financial
                    accounting depreciation                                             $            1,066
                  Accrued compensation                                                              15,936
                  Net operating loss carryover                                                   2,580,573
                  Bad debt allowance                                                                 3,348

     The components of federal income tax expense from continuing operations consisted of the following for the three months ended:

                                                                                           September 30,
                                                                                               2003
                                                                                        ------------------
                  Current income tax expense:
                      Federal                                                           $                -
                      State                                                                              -
                                                                                        ------------------
                  Net current tax expense                                               $                -
                                                                                        ------------------

                  Deferred tax expense (benefit) resulted from:
                      Excess of tax over financial
                        accounting depreciation                                         $               56
                      Accrued compensation                                                          (8,774)
                      Bad debt allowance                                                            (3,348)
                      Net operating loss carryover                                                (376,185)
                      Valuation allowance                                                          388,251
                                                                                        ------------------
                  Net deferred tax expense                                              $                -
                                                                                        ------------------

     Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

     The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the three months ended:

                                                                                           September 30,
                                                                                               2003
                                                                                        ------------------
                  Computed tax at the expected
                    federal statutory rate                                                         34.00%
                  State income taxes, net of federal benefit                                        3.30
                  Other                                                                            (1.82)
                  Valuation allowance                                                             (35.48)
                                                                                        ------------------
                  Effective income tax rates                                                        0.00%
                                                                                        ------------------

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8 - LOSS PER SHARE

         THE FOLLOWING DATA SHOWS THE AMOUNTS USED IN COMPUTING LOSS PER SHARE:

                                                                                                          From Inception on
                                                                       For the Three Months                 May 24, 2002
                                                                        Ended September 30,                    Through
                                                                -------------------------------------      September  30,
                                                                    2003                  2002                  2003
                                                                ----------------     ----------------      ----------------
         Loss available to common
         shareholders (numerator)                             $       (1,094,358) $         (42,827) $       (7,670,372)
                                                                ----------------     ----------------      ----------------
         Weighted average number
         of common shares outstanding
         used in loss per share during
         the period (denominator)                                     14,663,441          6,282,609          10,324,041
                                                                ----------------     ----------------      ----------------

     At September 30, 2003, the Company had 110,000 outstanding options, 700,000 outstanding warrants and notes payable convertible into 810,166 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - RELATED PARTY TRANSACTIONS

     ACCOUNTS PAYABLE - At September 30, 2003, officers and shareholders of the Company were owed a total of $131,149 for expenses which they paid on behalf of the Company and accrued amounts owed to them.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS [CONTINUED]

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

     STOCK ISSUANCES - In September 2003, the Company issued 250,000 shares of common stock to the Company's Chief Executive Officer for employee services valued at $307,500 [See Note 5].

     In February 2003, the Company issued 500,000 shares of common stock to the Company's Chief Executive Officer for employee services valued at $250,000 [See Note 5].

     In August 2002, the Company issued 6,000,000 shares of common stock for computers and equipment with a carryover basis of $0 and as repayment of expenses of $46,063 which had been paid by a related party [See Note 5].

     EMPLOYMENT AGREEMENT - In February 2003, the Company signed a one-year Employment Agreement with the Company's Chief Executive Officer. The agreement calls for the Company to pay a base salary of $5,000, issue 500,000 shares of common stock vesting at 25,000 shares per month and grant 10,000 options to purchase common stock at $.10 per share exercisable for five years [See Note 5]. Upon completion of $500,000 in funding, the agreement provides for the salary to increase to $10,000 per month and for issuance of an additional 250,000 shares of common stock. The agreement also provides for three years of extensions. In February 2003, the Company's Board of Directors amended the agreement so that all 500,000 shares of common stock initially issued to the Company's Chief Executive Officer vested immediately. In June 2003, the Company's Board of Directors amended the agreement to increase the Company's Chief Executive Officer's salary to $10,000 per month effective June 1, 2003. In September 2003, the Company's Board of Directors determined that the required funding had been obtained by the Company for the Company's Chief Executive Officer to receive the 250,000 additional shares of common stock.

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

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

     OFFICE LEASES - In September 2002, the Company signed a 31-month lease for office space in Costa Mesa, California beginning March 1, 2003. The Company paid a $1,836 refundable security deposit and rental payments are initially $1,751 per month increasing each September 30th and reaching $1,836 per month during the third year. Minimum future lease payments under this lease for the twelve month periods ended September 30, 2004 and 2005 are $21,521 and $22,033, respectively.

     In October 2002, the Company signed a two-year lease for office space in Oceanside, California beginning October 1, 2002. The Company paid a $1,114 refundable deposit and rental payments are $1,142 per month during the first year and $1,189 per month during the second year. Minimum future lease payments under this lease for the twelve month period ended September 30, 2004 are $14,268.

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

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES [CONTINUED]

     CONSULTING AGREEMENTS - In March 2003, the Company signed a six-month consulting agreement with thestockpage.com Inc. The Company issued 40,000 shares of common stock [See Note 5] and will pay 5% of any funds provided through the efforts of thestockpage.com Inc.

     In June 2003, the Company signed a six-month consulting agreement with Trilogy Capital Partners, Inc. The agreement called for the Company to grant 180,000 performance-based warrants to purchase common stock at $.01 per share exercisable for five years with 90,000 vesting if the Company's stock price reached $3.00 per share and 90,000 if the Company's stock price reached $4.00 per share. The agreement also called for the Company to pay $5,000 per month for consulting services. Following the initial six-month term, the agreement was to continue on a month-to-month basis. The agreement was cancelled prior to the issuance of any warrants.

     In July 2003, the Company signed a nine-month Consulting Agreement with Client Services International LLC. The agreement covers 40,000 shares of common stock which were issued in March 2003 [See Note 5] and calls for the Company to make seven payments of $5,000 in exchange for consulting services.

NOTE 11 - CONCENTRATIONS

     ACCOUNTS RECEIVABLE - A significant percent of the Company's accounts receivable at September 30, 2003 were owed by only two customers. The following table lists the percent of the receivables owed by those customers that accounted for 10% or more of the total accounts receivable at September 30, 2003:

         Customer A        55%
         Customer B        45%

     REVENUES - The Company has just recently commenced operations and all of the revenues received by the Company are from a limited number of clients, the loss of which could have a material impact on the operations of the Company.

NOTE 12 - SUBSEQUENT EVENTS

     ASSIGNMENT - In October 2003, a related party assigned the exclusive right to use patent-pending virtual onboard switching technology to the Company in exchange for $1,000.

     CONSULTING AGREEMENT - In November 2003, the Company signed a three-year Consulting Agreement with Kevin Woodbridge. The agreement calls for the Company to pay $3,000 per month plus 6% of any funds provided through the efforts of Kevin Woodbridge.

PART 1 - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Safe Harbor Statement

             This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors including, but not limited to, the absence of long-term financial resources, our ability to find working capital, technical issues relating to our obtaining satellite time, our ability to provide timely customer service and shipment of equipment given that we are short on working capital, and compliance of our customers with contractual terms. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section. You should carefully review the risk factors described in other documents we file from time to time with the SEC.


Management Discussion and Analysis of Financial Condition and Results of Operations

Overview

             The Company is an early stage provider of low-cost high-speed secure Internet broadband services. SkyFrames, founded in 2002, delivers broadband speeds to rural locations that enable applications to be delivered in a manner that were previously unattainable. This reliable technology platform delivers speeds equal to or greater than terrestrial broadband in these various rural areas. There are over 20,000 communities in the U.S. alone that would gain significant benefit from SkyFrames services. This market continues to grow due to past events such as 9/11 and unforeseen man-made or natural disasters. Skyframes presents a viable redundancy or alternate solution to the costly expansion of broadband installation. Applications for the Company's product and services include: Corporate data networks, distance learning centers, disaster recovery, government municipalities applications, information distribution, rural telecommunications initiatives, and backup terrestrial data support infrastructure. Even today, the Company is involved in attempting to bring broadband to the military troops overseas in Iraq.

             There are two main product offerings to deliver these services. The first is VSAT (Very Small Aperture Terminal) systems, which can be deployed immediately to areas where there is little or no connectivity. SkyFrames is an ideal system for Internet access for rural communities. This product will also be used in business continuity and disaster recovery situations, providing a diverse path backup system. Management believes this system is very competitive and provides a quality offering above some existing or legacy systems offered currently in the marketplace. Our proprietary software allows the implementation of bandwidth on demand protocol with DAMA (Demand Assigned Multiple Access) and static IP addressing. SkyFrames's advanced satellite product called VOS (Virtual Onboard Switching) was designed to provide a secure intelligent routing and switching firmware design that interoperates cohesively with international standards for uplink and downlink equipment as well as various terrestrial IP networks. This technology implements a unique deployment of digital video broadcast (DVB-S) technology for the creation of a mesh Internet backbone with very low latency. This highly efficient systems major feature is that it is extremely secure and operates in its own closed environment, thus providing a true private network, no public switches. Both products allow for the creating of broadband hotspots in rural areas.

             Both these products and the continued subscriber base developed by each user on the system installed will generate SkyFrames revenue. A typical installed site will pay monthly user fees for access to the system. Sales are generated by a direct sales force and through VARs (Value Added Resellers). The Company has recently begun selling these products and management believes a good selling effort is under way. Revenues for the first year start up ended June 30, 2003 were limited to $53,925 in sales to only a handful of small VSAT customer, at a rate of approximately $450 per month. Subsequent to June 30, 2003, we entered into a number of contracts valued at $200,000. However, delays in shipping and slow capital development have pushed off some revenue until the next quarter. A value-added reseller that specializes in Wi-Fi and wireless technologies is also beginning to work with SkyFrames technology and the initial results are positive. In March 2003, SkyFrames entered into an agreement with CompUSA to deliver e-learning content and courseware throughout North America. This project was designed to give the rural student the same opportunities as the students in the metropolitan areas by connecting them to the Internet using Skyframes satellite delivery of Internet to these rural schools. In March 2003, Skyframes entered into an agreement with Cyberguard; a premier cyber security company for customers looking for highly secures voice and data transmissions and we expect to see more of their applications associated with this broadband offering. Skyframes has entered into an agreement with SSM Technologies, a value-added reseller in Buffalo, Wyoming to sell Skyframes VSAT units. SSM Technologies provides broadband solutions to multinational corporations and governments. No significant sales have developed with SSM Technologies to date.

             In September 2003, SkyFrames began an initiative to bring high speed broadband to the troops in Iraq for the holidays. A non-affiliate of the Company set up a non-profit foundation with respect to this initiative. To receive more information interested parties may go to the foundation's website at WWW.FREEDOMCALLS.ORG. We are awaiting government approval necessary to ship our system into Iraq. We are hopeful that we will get the needed approval in time for the Christmas season. We are working with several organizations to try and make this happen timely. These firms to date are Motorola, Vonage, AreoTech, Broadband Wireless exchange, Altigen, Intelsat, and Solomon Technology to name some. This is a military operation and great care must be observed in introducing technology during a military conflict.

             In September  2003,  the Company  entered  into an  agreement  with
ComGuard CTS to supply high-speed VSAT equipment and broadband Internet services. ComGuard CTS is a technology company that focuses on telecommunications, application development, support and education in Canada. The Company expects to generate revenues in the second quarter from this agreement.

             In October 2003, the Company signed a letter of intent with The Canadian Hearing Society based in Toronto, Canada to build satellite/wireless infrastructures that support businesses and citizens of rural communities while addressing the needs of deaf and hard of hearing people throughout Canada, Mexico, the Caribbean, the United States and Latin America.

             Closer to home, we have begun a state-by-state effort to bring closed system broadband to certain government agencies. These systems will provide greater information flow to outlining areas where local government can be directly online each day 24/7 to state capital offices such as the Secretary of State. Since each state has many county offices to communicate with, a closed network system on a high-speed connection at lower costs is needed and provides us with a new market opportunity.

             In June 2003, Skyframes sold wireless broadband systems to Coffman Cove, Alaska for rural connectivity. Installation took place in the beginning of June and Management believes installation was successful. However, we need to revisit the area to make sure the system continues to perform at peak levels in the winter period. Skyframes has begun to sell to some of the other rural communities in Alaska that are in need of broadband connectivity. $7.5 million in grant money in Alaska was allocated for the specific purpose of providing broadband connectivity to rural communities of Alaska. In May, Skyframes entered into an agreement with NetWorth Inc., a value-added integrator specializing in disaster recovery systems. NetWorth has not sold a Skyframes' VSAT solution to date; however, they are delivering on many WiFi systems and we look forward to working with them and their customers when a system is needed. NetWorth is providing backup for the business continuity market and utilize mobile broadband units. NetWorth's initial focus is on the Florida market where natural disasters can shut down communications systems for days.

             Our sales for the fiscal year ending June 30, 2003 were $53,925 and additional sales are developing. The further growth of future sales is difficult to predict because we are in our initial phase of operations and capital raising activity. We are capital sensitive and market developments have been slow to grow do to previous competitive company offerings failing as well as several reorganizations. There are many factors that could impact our ability to perform, but our limited history makes the level of future revenues extremely difficult to predict. We could have technical problems; personnel problems and we do have continuing liquidity problems. One or more of our customers could fail to perform, and this would adversely impact our results of operations.

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

RESULTS OF START-UP OPERATIONS FOR THE SEPTEMBER 2003 QUARTER AND FISCAL YEAR-END OF JUNE 30, 2003.

             Revenues for the fiscal year ended June 30, 2003 was $53,925 and for the three months-ended September 30, 2003 was $15,375. The Company expended most of its resources dealing with post-merger issues and becoming current on their public reports. The Company expects revenues to continue grow as more resources are allocated to selling activities. There is no prior sales history for the Company prior to the January 2003 and the Company had no significant operations or revenues for the three months-ended September 30, 2002.



                           Three Month ending          Year Ending
                           SEPTEMBER 30 2003          JUNE 30, 2003
                           -----------------          -------------

Revenues                       $15,375                    $53,925

             The Company has entered into a contract with Clear Channel as its satellite link provider. This contract is on a revenue share basis and we believe provides a solid financial model on which to project margin. Activity for the fiscal year-ended June 30, 2003 and for the three months-ended September 30, 2003 was minimal while the Company began its selling activity. A number of factors will drive costs in the future as well as revenues; however, ratios to revenue should not fluctuate appreciably. The primary cost expense associated with providing these services, after the hardware installation, will be the ongoing satellite broadband service fees, which are directly proportional to the number of users on the system.

                                        Three Months Ended          Year Ending        May 24, 2002 through
                                        SEPTEMBER 30, 2003         JUNE 30, 2003         SEPTEMBER 30, 2003
                                        ------------------         -------------         ------------------
General & Administrative expenses            $995,216              $4,487,025                 $5,568,512
Cost of Equipment Sales                      $  5,974              $   38,614                 $   44,588

             For the fiscal year-ended of June 30, 2003, general and administrative expenses increased substantially as the Company activity increased on a non-cash basis. This trend continued as general and administrative expenses for the three months-ended September 30, 2003 was $995,216. Costs of goods for the three months-ended September 30, 2003 was $5,974. The principal increase was due to the addition to the Company's management, use of outside consultants, and the sales ramp up activity. We paid substantially all of our start up costs for services by the issuance of common stock valued at $3,330,750 post split share values during the fiscal year-ended June 30, 2003 and approximately $727,000 in stock value for goods and services for the three months-ended. This has produced a sizable loss carry forward. The increase in general and administrative costs is expected to continue as more customers are added. However, these expenses (except for the expenses accrued for stock compensation, which were more related to start up expenses) should become more proportionate to revenue as time passes and not adversely effect margins in the future. Staff increases will be in sales administration, order entry, quality assurance and customer service support.

LIQUIDITY AND CAPITAL RESOURCES

             Management and shareholders are currently funding the Company's financial requirements with short-term advances and private placements of equity with non-related parties through September 30, 2003 and by accruing some expenses. On June 16, 2003, the Company entered in to an Investment banking agreement with Ocean Drive Capital. This agreement details the plan for rising on a private basis up to $5 million. This relationship should help the company in meeting its capital requirements. On June 16, 2003 Ocean began funding a series of bridge loans beginning with $150,000 and another $250,000 in August 2003 to assist the company in meeting its short-term needs. Both bridge loans accrue interest at a per annum rate of 8% per year, have maturity dates one year from the date of the promissory notes and are convertible into shares of our common stock at a conversion price of $0.50 per share. Given the recent ramp up of the selling activity, pending orders during the remainder of the September 2003 quarter and the increasing operating expenses the company will require additional capital. Management intends to continue to seek the funding necessary to meet all the capital and operating requirements. However, no guarantee to raise the necessary capital has been entered into, it will be strictly a best effort basis. We are also investigating the possibility of accounts receivable financing. There can be no assurance that our efforts to obtain financing will be successful or that proceeds raised from the sale of our securities or other financing activates will be sufficient to fund the operating activities or service any indebtedness as a result of the capital raising activities. If the funds received are insufficient, then the Company's ability to continue as a going concern could be adversely affected.

ECONOMIC CONDITIONS AND TRENDS

             Management believes current economic conditions and the capital markets generally will impact the timing and the results of any private sale of securities or other financing activities. The Company is dependent on timely financing to support product sales flow and customer deliveries. Accordingly, management has kept hard costs down and continue to require customers to provide a (50%) fifty percent down payment with each order. However, the other (50%) fifty percent is carried by the company until the product is delivered. The results are a 30 to 45 day carry time before the Company receives the balance of its payments. This negatively impacts accounts payables timing. This concern for long term financing may have an adverse effect on the Company performance, if not resolved in the near future. Management believes it can work through the short-term issues for some period of time. However, future sales levels, if substantial, will increase pressure on the need for a long term funding solution.

             We are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business market for its products and services. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history, lack of profitable operations and working capital deficit. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. Management believes that it will be able to raise the required funds for operations from one or more future offerings, and to be able to affect our business plan. However, Management believes that Skyframes ability to raise significant amounts of financing, will be dependent on favorable capital markets and also on obtaining either a small supply contract or other validation of our technology by an independent source, and other risks inherent in the business may affect the outcome of Management's plans.

New Accounting Standards

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002 expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the disclosure requirements of this statement did not impact our financial position, results of operations or cash flows.

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

ITEM 3.  DISCLOSURE CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer (who is also the Company's Chief Financial Officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with the Company's accounting personnel. Based on that evaluation, the President and Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's first annual report since the completion of a recent reverse merger resulted in an initial delay in recording, processing and reporting information due to the change in management.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - ITEM 1  LEGAL PROCEEDINGS

Not applicable.

PART II - ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

We issued the following securities during the quarter ended September 30, 2003:

In August 2003, the Company signed a $250,000 Senior Convertible Promissory Grid Note payable to Ocean Drive SF Associates, LLC, a accredited investor. The warrants vested immediately, are exercisable for five years. Of the 250,000 warrants, 200,000 are exercisable at $1.15 per share and 50,000 are exercisable at $1.20 per share. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

In September 2003, the Company issued 250,000 shares of common stock to an employee for services valued at $307,500, or $1.23 per share. The securities were exempt from the registration requirements of the Securities Act of 1933 pursuant to section 4(2) of the Act unless otherwise stated.

In July, August and September 2003, the Company issued 331,277 shares of common stock to consultants for services valued at $419,500, or approximately $1.27 per share. The securities were exempt from the registration requirements of the Securities Act of 1933 pursuant to section 4(2) of the Act unless otherwise stated.


PART II - ITEM 3  DEFAULTS UPON SENIOR SECURITIES

Not applicable

PART II - ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II - ITEM 5  OTHER INFORMATION

On September 29, 2003, the Company adopted its 2003 Consultant Plan that authorized the issuance of common stock up to 1,000,000 shares all of which the Company intends to register on an S-8 Registration Statement.



PART II - ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

2.1      Exchange Agreement, dated January 29, 2003(1)
3.1      Articles of Incorporation, as amended (2)
3.2      By-laws, as amended (2)
10.1     2003 Consultant Plan
10.2 Securities Purchase Agreement, dated August 5, 2003, by and between the registrant and Ocean Drive SF Associates, LLC (3)
10.3 Stock Purchase Warrant, dated August 5, 2003, issued to Ocean Drive SF Associates, LLC (3)
10.4 Senior Convertible Promissory Note, dated August 5, 2003, by and between the registrant and Ocean Drive SF Associates, LLC (3)
10.5 Registration Rights Agreement, dated August 5, 2003, by and between the registrant and Ocean Drive SF Associates, LLC (3)
10.6 Stock Purchase Warrant, dated August 5, 2003, by and between the registrant and Ocean Drive SF Associates LLC (3)

31       Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (3)
32 Certification Pursuant to Section 1350 of Title 18 of the United States Code (3)

(1) Incorporated by reference from the Company's report on Form 10-KSB filed on November 26, 2003.
(2) Incorporated by reference from the Company's registration statement on Form 10-SB filed on October 27, 1999.
(3)  Filed herewith.

REPORTS ON FORM 8-K

On July 8, 2003 the registrant filed a Form 8-K to disclose it had obtained a $150,000 financing.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 26, 2003
                                  SKYFRAMES, INC.



                                  By: /s/ JAMES W. FRANCE
                                     -------------------------------------
                                     President,  Chief Financial Officer and
                                     Duly Authorized Officer
                                     (Principal accounting and financial officer
                                     for the quarter)