Form 10QSB
period 2003-12-31
SKYFRAMES INC
filed 2004-02-20
CIK 1097900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 000-27849


                                 SKYFRAMES, INC.
             (Exact name of registrant as specified in its charter)


           Utah                                       00-001748413
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant has 19,928,079 shares of common stock, $0.10 par value, issued and outstanding as of February 18, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ x ]

                                 SKYFRAMES, INC.

                                      INDEX

                                                                                     PAGE
PART I                                                                              NUMBER
Item 1 - Financial Information

            Unaudited Condensed Balance Sheets,                                      F-2
                  December 31, 2003 and June 30, 2003

            Unaudited Condensed Statements of Operations, for the                    F-3
                  three and six months ended December 31, 2003 and 2002 and
                  for the period from inception on May 24, 2002 through
                  December 31, 2003

            Unaudited Condense Statements of Cash Flows, for the six months         F4 - F5
                  ended December 31, 2003 and 2002 and for the period from
                  inception on May 24, 2002 through December 31, 2003

            Notes to Unaudited Condensed Notes to Financial Statements              F6 - F22

Item 2 - Management's Discussion and Analysis of Financial Condition and              F-22
                  Results of Operations

Item 3  - Disclosure Controls and Procedures                                           9


PART II

Item 1 - Legal Proceedings                                                             9

Item 2 - Changes in Securities                                                         9

Item 3 - Defaults Upon Senior Securities                                              11

Item 4 - Submission of Matters to a Vote of Security Holders                          11

Item 5 - Other Information                                                            11

Item 6 - Exhibits and Reports on Form 8-K                                             11

Signature Page                                                                        12

PART 1 - ITEM I

                                 SKYFRAMES, INC.
                          [A Development Stage Company]



                                    CONTENTS


                                                                         PAGE
                                                                         ----

--           Unaudited Condensed Balance Sheets, December 31,
               2003 and June 30, 2003                                     F-2

--          Unaudited Condensed Statements of Operations, for the
               three and six months ended December 31, 2003 and
               2002 and for the period from inception on May 24, 2002
               through December 31, 2003                                  F-3

--          Unaudited Condensed Statements of Cash Flows,
              for the six months ended December 31, 2003 and
              2002 and for the period from inception on May
              24, 2002 through December 31, 2003                        F4 - F5

--          Notes to Unaudited Condensed Financial Statements           F6 - F22

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                      December 31,         June 30,
                                                                         2003                2003
                                                                      -----------        -----------
CURRENT ASSETS:
      Cash                                                            $        --        $    22,905
      Accounts receivable, net of allowance for
        doubtful accounts of $8,975 and $0, respectively                   20,950             24,925
      Deferred loan costs                                                  25,000             13,750
                                                                      -----------        -----------
                    Total Current Assets                                   45,950             61,580

PROPERTY AND EQUIPMENT, net                                                 3,070              3,916

OTHER ASSETS:
      Deposits                                                              8,950              8,950
                                                                      -----------        -----------
                                                                      $    57,970        $    74,446
                                                                      -----------        -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Bank overdraft                                                  $     5,975        $        --
      Accounts payable                                                    337,514            163,689
      Accounts payable - related party                                     16,999            134,649
      Customer deposits and unearned revenue                               31,958             23,330
      Accrued payroll and related expenses                                 91,767             39,825
      Accrued interest                                                     15,569                955
      Notes payable, net                                                  190,417             26,250
                                                                      -----------        -----------
                    Total Current Liabilities                             690,199            388,698
                                                                      -----------        -----------

STOCKHOLDERS' EQUITY (DEFICIT):
      Common stock, $.10 par value,
         20,000,000 shares authorized,
         19,928,079 and 14,392,679 shares
         issued and outstanding, respectively                           1,992,808          1,439,268
      Capital in excess of par value                                    6,267,207          4,822,494
      Deficit accumulated during the
         development stage                                             (8,892,244)        (6,576,014)
                                                                      -----------        -----------
                    Total Stockholders' Equity (Deficit)                 (632,229)          (314,252)
                                                                      -----------        -----------
                                                                      $    57,970        $    74,446
                                                                      -----------        -----------

Note: The balance sheet of June 30, 2003 was taken from the audited financial statements at that date and condensed.

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                         For the Three                     For the Six               From Inception
                                                         Months Ended                      Months Ended             on May 24, 2002
                                                         December 31,                      December 31,                Through
                                               -------------------------------   -------------------------------     December 31,
                                                   2003              2002             2003             2002              2003
                                               --------------   --------------   --------------   --------------    --------------
REVENUES:
              Subscription services            $       19,149   $           --   $       29,574   $           --    $       34,099
              Equipment sales                              --               --            4,950               --            54,350
                                               --------------   --------------   --------------   --------------    --------------
                           Total Revenues              19,149               --           34,524               --            88,449

EXPENSES:
              Cost of equipment sales                  29,467               --           35,441               --            74,055
              Selling                                  10,456               --           27,788               --            34,760
              General and administrative            1,076,833          103,117        2,072,049          145,944         6,645,345
                                               --------------   --------------   --------------   --------------    --------------
                           Total Expenses           1,116,756          103,117        2,135,278          145,944         6,754,160
                                               --------------   --------------   --------------   --------------    --------------

LOSS BEFORE OTHER
  INCOME (EXPENSE)                                 (1,097,607)        (103,117)      (2,100,754)        (145,944)       (6,665,711)

OTHER INCOME (EXPENSE):
              Loss on settlement of
                potential claims                           --               --               --               --        (1,350,000)
              Loss on extinguishment of
                debt                                       --               --               --               --          (651,000)
              Interest expense                       (124,265)              --         (215,476)              --          (225,533)
                                               --------------   --------------   --------------   --------------    --------------
                         Total Other Income
                            (Expense)                (124,265)              --         (215,476)              --        (2,226,533)
                                               --------------   --------------   --------------   --------------    --------------

LOSS BEFORE INCOME
  TAXES                                            (1,221,872)        (103,117)      (2,316,230)        (145,944)       (8,892,244)

CURRENT TAX EXPENSE                                        --               --               --               --                --

DEFERRED TAX EXPENSE                                       --               --               --               --                --
                                               --------------   --------------   --------------   --------------    --------------

NET LOSS                                       $   (1,221,872)  $     (103,117)  $   (2,316,230)  $     (145,944)   $   (8,892,244)
                                               --------------   --------------   --------------   --------------    --------------

LOSS PER COMMON
  SHARE                                        $         (.07)  $         (.01)  $         (.15)  $         (.02)   $         (.78)
                                               --------------   --------------   --------------   --------------    --------------

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                          For the Six           From Inception
                                                                          Months Ended          on May 24, 2002
                                                                          December 31,             Through
                                                                   --------------------------    December 31,
                                                                      2003           2002           2003
                                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $(2,316,230)   $  (145,944)   $(8,892,244)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
      Amortization of discounts on notes payable                       179,902             --        186,152
      Bad debt expense                                                   8,975             --          8,975
      Depreciation                                                         846            314          2,055
      Loss on settlement of potential claims                                --             --      1,350,000
      Loss on extinguishment of debt                                        --             --        651,000
      Non-cash expenses paid by issuing common stock                   372,300             --        423,363
      Non-cash services paid by issuing common stock                 1,212,469             --      4,543,219
      Non-cash services paid by granting options/warrants                   --             --        583,050
      Changes in assets and liabilities:
         (Increase) in accounts receivable                              (5,000)            --        (29,925)
         (Increase) in deferred loan costs                             (11,250)            --        (25,000)
         (Increase) in deposits                                             --         (7,814)        (8,950)
         Increase in accounts payable                                  173,825          7,937        294,413
         Increase (decrease) in accounts payable - related party       (19,510)        91,901        115,139
         Increase in customer deposits and unearned revenue              8,628             --         31,958
         Increase in accrued payroll and related expenses               51,942         58,231         91,767
         Increase in accrued interest                                   14,823             --         15,778
                                                                   -----------    -----------    -----------
            Net Cash (Used) by Operating Activities                   (328,280)         4,625       (659,250)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for property and equipment                                      --         (4,381)        (5,125)
                                                                   -----------    -----------    -----------
            Net Cash (Used) by Investing Activities                         --         (4,381)        (5,125)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank overdraft                                          5,975             --          5,975
   Proceeds allocated to beneficial conversion feature
     of notes payable                                                  133,836             --        185,562
   Proceeds from notes payable                                          41,176             --        110,176
   Payments on notes payable                                           (15,000)            --        (20,000)
   Proceeds from sale of warrants                                      124,988             --        223,262
   Proceeds from issuance of common stock                               14,400             --        159,400
                                                                   -----------    -----------    -----------
            Net Cash Provided by Financing Activities                  305,375             --        664,375
                                                                   -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                        (22,905)           244             --

CASH AT BEGINNING OF PERIOD                                             22,905             --             --
                                                                   -----------    -----------    -----------

CASH AT END OF PERIOD                                              $        --    $       244    $        --
                                                                   -----------    -----------    -----------

                                   [Continued]

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                   [CONTINUED]

                                                                          For the Six           From Inception
                                                                          Months Ended          on May 24, 2002
                                                                          December 31,             Through
                                                                   --------------------------    December 31,
                                                                      2003           2002           2003
                                                                   -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                       $  --            $  --           $  --
     Income taxes                                                   $  --            $  --           $  --


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   For the six months ended December 31, 2003:

      The Company sold a $250,000 convertible note payable for cash of $125,012 and recorded a discount of $124,988. The Company also recorded a discount of $125,012 for the beneficial conversion feature of the note payable.

      The Company recorded a discount of $8,824 for the beneficial conversion feature of a $50,000 convertible note payable.

      The Company expensed $179,902 of the discounts on notes payable.

      The Company issued 3,010,000 shares of common stock to pay expenses totaling $372,300.

      The Company issued 1,843,067 shares of common stock for services rendered valued at $1,212,469.

      A shareholder of the Company forgave amounts totaling $8,140 which were owed to him. Due to the related party nature of the debt forgiveness, the Company has recorded the forgiveness as a capital contribution.

      A creditor of the Company converted a $50,000 convertible note payable with an unamortized discount of $8,088 and accrued interest of $208 into 66,666 shares of common stock.

      The Company issued 750,000 shares of common stock to pay liabilities totaling $90,000.

      The Company's Chief Executive Officer contributed 200,000 shares of common stock back to the Company for cancellation.

      For the six months ended December 31, 2002:

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

      CONDENSED FINANCIAL STATEMENTS - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and 2002 and for the periods then ended have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 audited financial statements. The results of operations for the periods ended December 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

      WEBSITE COSTS - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years. As of December 30, 2003, the Company has capitalized a total of $1,075 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the six months ended December 31, 2003 and 2002.

      REVENUE RECOGNITION - Revenue from subscription services is recognized in the period when the related services are provided. Revenue from equipment sales is recognized when the related equipment is installed and accepted by the customer.

      ADVERTISING COSTS - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. For the six months ended December 31, 2003 and 2002, respectively, advertising costs amounted to $27,788 and $0.

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

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

                                            For the Three                              For the Six                  From Inception
                                            Months Ended                               Months Ended                 on May 24, 2002
                                            December 31,                               December 31,                     Through
                                 ----------------------------------        ----------------------------------         December 31,
                                     2003                 2002                 2003                 2002                  2003
                                 -------------        -------------        -------------        -------------        -------------
Net loss, as reported            $  (1,221,872)       $    (103,117)       $  (2,316,230)       $    (145,944)       $  (8,892,244)
Add: Stock-based
  employee
  compensation
  expense included in
  reported net income                       --                   --                   --                   --                4,000
Deduct: Total stock-
        based employee
        compensation
        expense determined
        under fair value
        based method                        --                   --                   --                   --               (5,000)
                                 -------------        -------------        -------------        -------------        -------------

Pro forma net loss               $  (1,221,872)       $    (103,117)       $  (2,316,230)       $    (145,944)       $  (8,893,244)
                                 -------------        -------------        -------------        -------------        -------------

   Loss per common share,
     as reported                 $        (.07)       $        (.01)       $        (.15)       $        (.02)       $        (.78)
   Loss per common share,
     pro forma                   $        (.07)       $        (.01)       $        (.15)       $        (.02)       $        (.78)


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

      RECLASSIFICATION - The financial  statements for periods prior to December
      31,  2003  have  been   reclassified   to  conform  to  the  headings  and
      classifications used in the December 31, 2003 financial statements.

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

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT

      The following is a summary of property and equipment recorded at cost or carryover basis, less accumulated depreciation as of:

                                                  December 31,         June 30,
                                                     2003               2003
                                                    -------            -------
         Computers and related equipment            $    --            $    --
         Office equipment                             1,900              1,900
         Software                                     2,150              2,150
         Website                                      1,075              1,075
                                                    -------            -------
                                                      5,125              5,125

         Less: accumulated depreciation              (2,055)            (1,209)
                                                    -------            -------
                                                    $ 3,070            $ 3,916
                                                    -------            -------


      DEPRECIATION EXPENSE FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002 AMOUNTED TO $846 AND $133, RESPECTIVELY.

NOTE 4 - NOTES PAYABLE

   NOTES PAYABLE CONSIST OF THE FOLLOWING AT:

                                                                          December 31,       June 30,
                                                                             2003              2003
                                                                          ------------      -----------
ONE-YEAR 8% $150,000 SENIOR CONVERTIBLE PROMISSORY NOTE PAYABLE TO
OCEAN DRIVE HOLDINGS LLC MATURING IN JUNE 2004 CONVERTIBLE WITH
ACCRUED INTEREST AT THE CREDITOR'S OPTION INTO COMMON STOCK AT $.50
PER SHARE, NET OF DISCOUNTS OF $68,750 AND $143,750, RESPECTIVELY         $  81,250           $ 6,250

ONE-YEAR 8% $250,000 SENIOR CONVERTIBLE PROMISSORY NOTE PAYABLE TO
OCEAN DRIVE HOLDINGS LLC MATURING IN AUGUST 2004 CONVERTIBLE WITH
ACCRUED INTEREST AT THE CREDITOR'S OPTION INTO COMMON STOCK AT $.50
PER SHARE, NET OF DISCOUNTS OF $145,833 AND $0, RESPECTIVELY                104,167                --

SIX-MONTH UNSECURED 5% NOTE PAYABLE TO KEYVAN SAMINI, AN
INDIVIDUAL, MATURING IN AUGUST 2003, CURRENTLY IN DEFAULT                    5,000             20,000
                                                                          ---------           -------
                                                                          $ 190,417           $26,250
                                                                          ---------           -------

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - NOTES PAYABLE [Continued]

      In June 2003, the Company sold the $150,000 convertible note payable for $51,726 and recorded a discount of $98,274. Due to the beneficial conversion feature of the note, the Company recorded an additional discount of $51,726. Both discounts are being amortized over the term of the note. For the six months ended December 31, 2003 and 2002, respectively, the Company amortized $75,000 and $0 of the discounts.

      In August 2003, the Company sold the $250,000 convertible note payable for $125,012 and recorded a discount of $124,988. Due to the beneficial conversion feature of the note, the Company recorded an additional discount of $125,012. Both discounts are being amortized over the term of the note. For the six months ended December 31, 2003 and 2002, respectively, the Company amortized $104,167 and $0 of the discounts.

      In November 2003, the Company sold a $50,000 convertible note payable for $50,000 to an individual. Due to the beneficial conversion feature of the note, the Company recorded a discount of $8,824. The discount is being amortized over the term of the note. For the six months ended December 31, 2003 and 2002, respectively, the Company amortized $736 and $0 of the discount. In November 2003, the creditor converted the $50,000 note with remaining unamortized discount of $8,088 and accrued interest of $208 into 66,666 shares of common stock [See Note 5].

      For the six months ended December 31, 2003 and 2002, respectively, interest expense amounted to $215,476 and $0.


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

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

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

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

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

      In August 2003, the Company issued 66,777 shares of its previously authorized but unissued common stock. The shares were issued for consulting services valued at $80,000 (or approximately $1.198 per share).

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

      In  October  2003,  the  Company  issued  1,790  shares of its  previously
      authorized  but  unissued  common  stock.   The  shares  were  issued  for
      consulting services valued at $1,969 (or $1.10 per share).

      In October 2003, the Company issued 65,667 shares of its previously authorized but unissued common stock. The shares were issued for cash of $14,400 (or approximately $.2193 per share).

      In October  2003,  the Company  issued  480,000  shares of its  previously
      authorized  but  unissued  common  stock.   The  shares  were  issued  for
      consulting services valued at $360,000 (or $.75 per share).

      In November  2003,  the Company  issued  100,000  shares of its previously
      authorized  but  unissued  common  stock.   The  shares  were  issued  for
      consulting services valued at $53,000 (or $.53 per share).

      In November 2003, the Company issued 66,666 shares of its previously authorized but unissued common stock. The shares were issued to convert a $50,000 note payable with an unamortized discount of $8,088 and accrued interest of $208 [See Note 4].

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [CONTINUED]

      In December 2003, the Company issued 750,000 shares of its previously authorized but unissued common stock. The shares were issued to pay liabilities totaling $90,000 (or $.12 per share).

      In December 2003, the Company issued 3,000,000 shares of its previously authorized but unissued common stock. The shares were issued for director fees valued at $360,000 (or $.12 per share).

      In December  2003,  the Company  issued  690,000  shares of its previously
      authorized  but  unissued  common  stock.   The  shares  were  issued  for
      consulting services valued at $82,800 (or $.12 per share).

      CAPITAL CONTRIBUTIONS - In October 2003, a shareholder of the Company forgave amounts totaling $8,140 which were owed to him. Due to the related party nature of the debt forgiveness, the Company has recorded the forgiveness as a capital contribution.

      CANCELLATIONS - In June 2003, the Company's former President contributed 500,000 shares of common stock back to the Company for cancellation.

      In December 2003, the Company's Chief Executive Officer contributed 200,000 shares of common stock back to the Company for cancellation.

      STOCK SPLIT - On January 28, 2003, the Company effected a 1-for-100 reverse stock split. The financial statements for all periods presented have been restated to reflect the stock split.

      ADVISOR COMPENSATION PLAN - In February 2003, the Company's Board of Directors adopted the Advisor Compensation Plan ("AC Plan"). The AC Plan provides for issuing up to 3,000,000 shares of common stock to employees, directors, consultants and advisors. At December 31, 2003, total shares available to be issued under the AC Plan amounted to 755,803.

      STOCK COMPENSATION PLAN - In September 2003, the Company's Board of Directors approved the 2003 Consultant Stock Plan ("CS Plan"). The CS Plan provides for issuing up to 1,000,000 shares of common stock to consultants over the next ten years. At December 31, 2003, total shares available to be issued under the CS Plan amounted to 1,000,000.

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

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [CONTINUED]

      In June 2003, the Company sold 150,000 warrants to purchase common stock at $2.07 per share for cash of $98,274. The warrants vested immediately and are exercisable for five years.

      In August 2003, the Company sold 200,000 warrants to purchase common stock at $1.15 per share and 50,000 warrants to purchase common stock at $1.20 per share for cash of $124,988. The warrants vested immediately and are exercisable for five years.

      A summary of the status of the options and warrants is presented below.

                                                 For the Three Months
                                                   Ended December 31,
                               ---------------------------------------------------------
                                           2003                         2002
                               ---------------------------   ---------------------------
                                                Weighted                      Weighted
                                                 Average                      Average
                                                Exercise                      Exercise
                                  Shares          Price         Shares          Price
                               ------------   ------------   ------------   ------------
Outstanding at beginning of
  period                            810,000   $       1.40             --   $         --
Granted                                  --   $         --             --   $         --
Exercised                                --   $         --             --   $         --
Forfeited                                --   $         --             --   $         --
Expired                                  --   $         --             --   $         --
                               ------------   ------------   ------------   ------------

Outstanding at end of period        810,000   $       1.40             --   $         --
                               ------------   ------------   ------------   ------------

Weighted average fair value
  of options granted during
  the period                             --   $         --             --   $         --
                               ------------   ------------   ------------   ------------


                                                   For the Six Months                                From Inception
                                                   Ended December 31,                               on May 24, 2002
                                ---------------------------------------------------------                Through
                                            2003                         2002                       December 31, 2003
                                ---------------------------   ---------------------------   -----------------------------
                                                Weighted                      Weighted                          Weighted
                                                 Average                       Average                           Average
                                                Exercise                      Exercise                          Exercise
                                   Shares         Price          Shares         Price        Shares               Price
                                ------------   ------------   ------------   ------------   ---------          -----------
Outstanding at beginning of
  period                             560,000   $       1.51             --   $         --          --          $       --
Granted                              250,000   $       1.15             --   $         --     810,000          $     1.40
Exercised                                 --   $         --             --   $         --          --          $       --
Forfeited                                 --   $         --             --   $         --          --          $       --
Expired                                   --   $         --             --   $         --          --          $       --
                                ------------   ------------   ------------   ------------   ---------          ----------

Outstanding at end of period         810,000   $       1.40             --   $         --     810,000          $     1.40
                                ------------   ------------   ------------   ------------   ---------          ----------

Weighted average fair value
  of options granted during
  the period                         250,000   $       1.00             --   $         --     810,000          $     1.45
                                ------------   ------------   ------------   ------------   ---------          ----------


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

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [CONTINUED]

      A summary of the status of the options and warrants outstanding at December 31, 2003 is presented below:

                            Options and Warrants Outstanding            Options and Warrants Exercisable
                   --------------------------------------------------   --------------------------------
 Range of                        Weighted-Average    Weighted-Average                  Weighted-Average
 Exercise             Number         Remaining          Exercise           Number         Exercise
  Prices           Outstanding   Contractual Life         Price          Exercisable        Price
-----------        -----------   ----------------    ----------------    -----------    --------------
$         .10        10,000           5.1 years         $    .10               --         $     --
$        1.00       100,000           1.2 years             1.00          100,000             1.00
$ 1.15 - 1.20       250,000           4.6 years             1.16          250,000             1.16
$        1.45       300,000           2.4 years             1.45          300,000             1.45
$        2.07       150,000           4.5 years             2.07          150,000             2.07
                    -------           ---------         --------          -------         --------
                    810,000           3.3 years         $   1.40          800,000         $   1.42


NOTE 6 - INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2003, the Company has available unused operating loss carryforwards of approximately $7,980,000, which may be applied against future taxable income and which expire in various years through 2024.

      At December 31, 2003, the total of all deferred tax assets was approximately $3,000,000 and the total of all deferred tax liabilities was approximately $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $3,000,000. The net change in the valuation allowance was approximately $787,000 during the six months ended December 31, 2003.

      The temporary differences gave rise to the following deferred tax asset (liability):

                                                           December 31,
                                                              2003
                                                           ----------
              Excess of tax over financial
                accounting depreciation                    $    1,013
              Accrued compensation                             18,401
              Bad debt reserve                                  3,348
              Net operating loss carryover                  2,976,764

                                 SKYFRAMES, INC.
                          [A Development Stage Company]
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES [CONTINUED]

      The components of federal income tax expense from continuing operations consisted of the following for the six months ended:


                                                              December 31,
                                                                 2003
                                                               ---------
          Current income tax expense:
                Federal                                        $      --
                State                                                 --
                                                               ---------
          Net current tax expense                              $      --
                                                               ---------

          Deferred tax expense (benefit) resulted from:
                Excess of tax over financial
                  accounting depreciation                      $     109
                Accrued compensation                             (11,240)
                Bad debt allowance                                (3,348)
                Net operating loss carryover                    (772,376)
                Valuation allowance                              786,855
                                                               ---------
          Net deferred tax expense                             $      --
                                                               ---------


      Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

      The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the six months ended:


                                                                 December 31,
                                                                    2003
                                                                   ------
              Computed tax at the expected
                federal statutory rate                              34.00%
              State income taxes, net of federal benefit             3.30
              Compensation due to issue of options                  (2.90)
              Other                                                  (.43)
              Valuation allowance                                  (33.97)
                                                                   ------
              Effective income tax rates                             0.00%
                                                                   ------

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

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

NOTE 8 - LOSS PER SHARE

      THE FOLLOWING DATA SHOWS THE AMOUNTS USED IN COMPUTING LOSS PER SHARE:

                                               For the Three                           For the Six                 From Inception
                                               Months Ended                            Months Ended                on May 24, 2002
                                               December 31,                            December 31,                   Through
                                    --------------------------------        --------------------------------        December 31,
                                       2003                2002                 2003                2002                2003
                                    ------------        ------------        ------------        ------------        ------------
Loss available to common
shareholders (numerator)            $ (1,221,872)       $   (103,117)       $ (2,316,230)       $   (145,944)       $ (8,892,244)
                                    ------------        ------------        ------------        ------------        ------------

Weighted average number
of common shares outstanding
used in loss per share during
the period (denominator)              16,849,070           8,500,000          15,756,256           7,391,304          11,348,449
                                    ------------        ------------        ------------        ------------        ------------


      At December 31, 2003, the Company had 110,000 outstanding options, 700,000 outstanding warrants and notes payable convertible into 829,644 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.


NOTE 9 - RELATED PARTY TRANSACTIONS

      ACCOUNTS PAYABLE - At December 31, 2003, officers and shareholders of the Company were owed a total of $16,999 for expenses which they paid on behalf of the Company and accrued amounts owed to them.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - RELATED PARTY TRANSACTIONS [CONTINUED]

      NOTE PAYABLE AND LOSS ON EXTINGUISHMENT OF DEBT - In May 2003, the Company issued 500,000 shares of common stock to Bricap, LLC, an entity controlled by the Company's former President. The shares were issued as collateral valued at $695,000 [See Note 5] on a $44,000 no-interest unsecured demand note payable. In June 2003, the Company defaulted on the note and Bricap, LLC accepted the 500,000 shares of common stock, which had been previously issued, as payment in full, resulting in a loss on extinguishment of debt of $651,000.

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

      In December 2003, the Company issued 1,000,000 shares of common stock to each of its three directors, totaling 3,000,000 shares, for directors fees valued at $360,000 [See Note 5].

      EMPLOYMENT AGREEMENT - In February 2003, the Company signed a one-year Employment Agreement with the Company's Chief Executive Officer. The agreement calls for the Company to pay a base salary of $5,000 per month, issue 500,000 shares of common stock vesting at 25,000 shares per month and grant 10,000 options to purchase common stock at $.10 per share exercisable for five years [See Note 5]. Upon completion of $500,000 in funding, the agreement provides for the salary to increase to $10,000 per month and for issuance of an additional 250,000 shares of common stock. The agreement also provides for three years of extensions. In February 2003, the Company's Board of Directors amended the agreement so that all 500,000 shares of common stock initially issued to the Company's Chief Executive Officer vested immediately. In June 2003, the Company's Board of Directors amended the agreement to increase the Company's Chief Executive Officer's salary to $10,000 per month effective June 1, 2003. In September 2003, the Company's Board of Directors determined that the required funding had been obtained by the Company for the Company's Chief Executive Officer to receive the 250,000 additional shares of common stock [See Note 5].

      DIRECTOR FEES - In April 2003, the Company's Board of Directors determined that each director should receive $1,000 for each Board meeting attended; however, this policy has not yet been put into effect. In December 2003, each of the Company's directors received 1,000,000 shares of common stock [See above and Note 5].

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

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

      OFFICE LEASES - In September 2002, the Company signed a 31-month lease for office space in Costa Mesa, California beginning March 1, 2003. The Company paid a $1,836 refundable security deposit and rental payments are initially $1,751 per month increasing each September 30th and reaching $1,836 per month during the third year. Minimum future lease payments under this lease for the twelve-month periods ended December 31, 2004 and 2005 are $21,649 and $16,525, respectively.

      In October 2002, the Company signed a two-year lease for office space in Oceanside, California beginning October 1, 2002. The Company paid a $1,114 refundable deposit and rental payments are $1,142 per month during the first year and $1,189 per month during the second year. Minimum future lease payments under this lease for the twelve-month period ended December 31, 2004 are $10,701.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

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

      In November 2003, the Company signed a three-year Consulting Agreement with Kevin Woodbridge. The agreement calls for the Company to pay $3,000 per month plus 6% of the proceeds from any acquisition or business combination negotiated through the efforts of Kevin Woodbridge.

NOTE 11 - CONCENTRATIONS

      ACCOUNTS RECEIVABLE - A significant percent of the Company's accounts receivable at December 31, 2003 were owed by only four customers. The following table lists the percent of the receivables owed by those customers that accounted for 10% or more of the total accounts receivable at December 31, 2003:

            Customer A  33%
            Customer B  32%
            Customer C  17%
            Customer D  10%

      REVENUES - During the six months ended December 31, 2003, a significant percent of the Company's total sales were made to only three customers. The following table lists the percent of the sales made to those customers that accounted for 10% or more of the total revenues for the six months ended December 31, 2003:

            Customer A  50%
            Customer B  15%
            Customer C  14%

      The loss of these significant customers could adversely affect the Company's business and financial condition.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS


NOTE 12 - SUBSEQUENT EVENTS [CONTINUED]

      RENEGOTIATION OF NOTE CONVERSION TERMS AND WARRANT TERMS - In January 2004, the Company renegotiated the conversion price for its $150,000 note payable and its $250,000 note payable such that both would be convertible with accrued interest into common stock at $.35 per share. The Company also renegotiated to cancel 150,000 warrants to purchase common stock at $2.07 per share, 50,000 warrants to purchase common stock at $1.20 per share and 200,000 warrants to purchase common stock at $1.15 per share. In exchange, the Company issued 1,750,000 warrants to purchase common stock at $.50 per share which are exercisable through December 22, 2008.


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

Management Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company is an early stage provider of low-cost high-speed secure Internet broadband services. SkyFrames, founded in 2002, delivers broadband speeds to rural locations that enable applications to be delivered in a manner that was previously unattainable. This reliable technology platform delivers speeds equal to or greater than terrestrial broadband in these various rural areas. Management estimates that there are over 20,000 communities in the U.S. alone that would gain significant benefit from SkyFrames services. This market continues to grow due to past events such as September 11th disaster and unforeseen man-made or natural disasters. Skyframes presents a viable redundancy or alternate solution to the costly expansion of broadband installation. Applications for the Company's product and services include: corporate data networks, distance learning centers, disaster recovery, government municipality's applications, information distribution, rural telecommunications initiatives and backup terrestrial data support infrastructure. Even today, the Company is involved in attempting to bring broadband to the military troops overseas in Iraq.

      There are two main product offerings to deliver these services. The first is VSAT (Very Small Aperture Terminal) systems, which can be deployed immediately to areas where there is little or no connectivity. SkyFrames is an ideal system for Internet access for rural communities. This product will also be used in business continuity and disaster recovery situations, providing a diverse path backup system. Management believes this system is very competitive and provides a quality offering above some existing or legacy systems offered currently in the marketplace. Our proprietary software allows the implementation of bandwidth on demand protocol with DAMA (Demand Assigned Multiple Access) and static IP addressing. SkyFrames's advanced satellite product called VOS (Virtual Onboard Switching) was designed to provide a secure intelligent routing and switching firmware design that interoperates cohesively with international standards for uplink and downlink equipment as well as various terrestrial IP networks. This technology implements a unique deployment of digital video broadcast (DVB-S) technology for the creation of a mesh Internet backbone with very low latency. This highly efficient system's major feature is that it is extremely secure and operates in its own closed environment, thus providing a true private network with no public switches. Both products allow for the creating of broadband hotspots in rural areas at a low market entry price for future ISP developers.

      Both these products and the continued subscriber base developed by each user on the system installed will generate revenue for the Company. A typical installed site will pay monthly user fees for access to the system. Sales are generated by a direct sales force and through VARs (Value Added Resellers). The Company has recently begun selling these products and management believes a good selling effort is under way. Revenues for the first year start up ended June 30, 2003 were limited to $53,925 in sales to only a handful of small VSAT customers, at a rate on average of approximately $450 per month. Prior to June 30, 2003, we entered into a number of contracts valued at $200,000. However, delays in shipping and the Company's limited access to capital have delayed further revenue growth through the fourth quarter and the first quarter 2004. For the period ending December 31, 2003, the Company had a balance of $31,958 in unearned revenue and customer deposits and an increase of $31,958 from the same period in 2002. Beginning in August 2003, the Company commenced it's audit work for fiscal year 2003 and the subsequent audit and review work for the quarter ending September 30, 2003. On November 26, 2003 the Company was de-listed from the Over-The-Counter Bulletin Board listing market due to late filings. Subsequently, the Company has filed its late public reports.

This put further pressure on the capital plans of the Company for furthering the development of sales. The Company applied to be re-listed on the
Over-The-Counter Bulletin Board by filing a Form 15c-211 and is waiting the re-listing of its symbol. The Company selected Aegis Capital Corp., as a new lead market maker to process the filing.

      The Company continues to work with a variety of companies developing new markets for satellite broadband applications. One project that continues to have good future revenue possibilities, was designed to give rural community students the same opportunities as students in the major metropolitan areas by connecting them to the Internet using Skyframes satellite delivery of Internet to these rural schools. Skyframes entered into a number of initial agreements with companies such as Cyberguard, a premier cyber security company for customers looking for highly secured voice and data transmissions. We expect to see similar applications associated with this broadband offering. No revenue's from this type of application have been earned to date.

      In June 2003, Skyframes sold a wireless broadband system to Coffman Cove, Alaska for rural connectivity. Installation took place in the beginning of June and Management believes installation during that time was successful. However, we need to revisit the area to make sure the system continues to perform at peak levels in the winter condition period. The Company has not had the capital to complete the customer service needed there. Skyframes has begun to sell to some of the other rural communities in Alaska, but again, the Company has not had the capital required to exploit these sales opportunities. There remains a need for broadband connectivity in Alaska. There has been $7.5 million in grant money allocated in Alaska for the specific purpose of providing broadband connectivity to rural communities of Alaska.

      In September 2003, SkyFrames began an initiative to bring high speed broadband to the troops in Iraq to provide better communications to families and friends at home. A non-affiliate of the Company set up a non-profit foundation with respect to this initiative. To receive more information, interested parties may go to the foundation's website at WWW.FREEDOMCALLS.ORG. We are awaiting government approval necessary to ship our system into Iraq or to establish a monitoring station on the traffic use for revenue. We are working with several organizations to try and make this happen timely. These firms to date are Motorola, Vonage, AreoTech, Broadband Wireless exchange, Altigen, Intelsat, and Solomon Technology to name some. This is a military operation and great care must be observed in introducing technology during a military conflict. As of December 2003, the consortium of companies bringing this technology to Iraq was in the process of setting up the first installation. Management views this initiative as a way to bring new revenue on a non-military service basis into the area in the future.

      In September 2003, the Company entered into an agreement with ComGuard CTS to supply high-speed VSAT equipment and broadband Internet services. ComGuard CTS is a technology company that focuses on telecommunications, application development, support and education in Canada. While no revenues were generated during the period ending December 31, 2003, the Company looks forward to this relationship helping to generate revenues in 2004.

      In October 2003, the Company signed a letter of intent with The Canadian Hearing Society based in Toronto, Canada to build satellite/wireless infrastructures that support businesses and citizens of rural communities in the area while addressing the needs of deaf and hard of hearing people throughout Canada, Mexico, the Caribbean, the United States and Latin America. This relationship is in the early stages and has not produced any revenue to date.

      Closer to home, we have begun a state-by-state effort to bring closed system broadband to certain government agencies. These systems will provide greater information flow to outlining areas where local government can be directly online each day 24/7 to state capital offices such as the Secretary of State. Since each state has many county offices to communicate with, a closed network system on a high-speed connection at lower costs is needed and provides us with a new market opportunity. This state-by-state initiative is our biggest commercial marketing to date. Management believes that this state selling effort should produce sales for the second quarter of fiscal 2004. These unit sales should cover many counties within a state and represent a selling model for others states to follow. The sale will consist of satellite hardware and a broadband service contract. The typical unit will cost as much as $15,000 and produce monthly revenue up to $1,500 per site per month varying by location.

      Our revenue for the quarter ending December 31, 2003 was $19,149, an increase of $19,149 compared to the same period in 2002, which had no significant revenue. The growth of future sales is difficult to predict at this time do in part to the capital required and because we are in our initial phase of operations. The capital raising activity has been slowed due to the de-listing of our common stock from the Over-The-Counter Bulletin Board. This recent de-listing caused strain on our selling activity and has put many programs on hold. We are capital sensitive and our market development efforts have been slowed do to this lack of timely capital. Further, other competitive broadband companies have failed which has contributed to a difficult capital undertaking. These factors, along with our limited operating history, make the level of future revenues extremely difficult to predict. We could have technical problems, personnel problems as well as our continuing liquidity problems. One or more of our customers could fail to perform, our own system could fail, our services could be down due to payables owed and any of these would adversely impact our results of operations.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of long-lived assets and estimates of costs to complete contracts. We base our estimates on limited historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

RESULTS OF START-UP AND EMERGING OPERATIONS FOR THE PERIOD ENDING DECEMBER 31, 2003 AND FOR THE PERIOD ENDING DECEMBER 31, 2002.

      Revenues for the three and six months ended December 31, 2003 were $19,149 and $34,524, respectively compared to -0- for the three and six months-ended, December 31, 2002. The Company expended most of its resources dealing with post-merger issues throughout 2003 and becoming current on the Company public reports filed in November 2003 which were filed late. The Company expects revenues to continue grow once more resources are allocated for selling activities. There was no prior sales history for the Company prior to the January 2003 and the Company had no significant operations or revenues for the three months-ended December 31, 2002.

                           Three Months ending        Period Last year
                           December 31, 2003          December 31, 2002
                           -----------------          -------------

Revenues                       $19,149                  -0-


      The Company had entered into a contract with Clear Channel Satellite Services as one of it's satellite link providers. This contract is on a revenue share basis and we believe provides a solid financial model on which to project margin. Activity for the fiscal year-ended June 30, 2003 and for the three months-ended December 31, 2003 while minimal did increase through its selling activity. A number of factors will drive costs in the future as well as revenues; however, ratios to revenue should not fluctuate appreciably. The primary cost expense associated with providing these services, after the hardware installation, will be the ongoing satellite broadband service fees, which are directly proportional to the number of users on the system.


                                   Three Months Ended    Three Months Ending
                                   December 31, 2003      December 31, 2002
                                   ------------------    -------------------

General & Administrative               $1,076,833           $  103,117
expenses

Cost of Equipment Sales                $   29,467                $ -0-

      For the fiscal year-ended of June 30, 2003, and the quarter ending December 31, 2003, general and administrative expenses increased substantially as the Company activity increased on a non-cash basis. This trend continued as general and administrative expenses for the three and six months-ended December 31, 2003 was $1,076,833 and $2,072,049, compared to $103,117 and $145,944, respectively, for the same periods in 2002. Costs of goods sold for the three and six months-ended December 31, 2003 was $29,467 and $35,441, compared to -0-for the same periods 2002. The principal increase was due to the slow delivery of our systems, the addition to the Company's management, use of outside consultant's services, and the Company's continued operating ramp up activity. We paid substantially for all the services by the issuance of common stock valued at $1,212,469 for the six months-ended December 31, 2003, compared to the fiscal year-ended June 30, 2003 with approximately $3,330,750 in stock value for goods and services. This has produced a sizable loss carry forward. The increase in general and administrative costs is expected to continue as more customers are added. However, these expenses (except for the expenses accrued for stock compensation, which were more related to start up expenses) should become more proportionate to revenue as time passes and not adversely effect margins in the future. Staff increases will be in sales administration, order entry, quality assurance and customer service support.

LIQUIDITY AND CAPITAL RESOURCES

      Management and shareholders are currently funding the Company's financial requirements with short-term advances and private placements of equity with non-related qualified parties through December 31, 2003 and by accruing some expenses. On December 2, 2003 the Board and other management were granted restricted shares to continue to serve on the board with out officers and directors insurance and in lieu of regular pay. The aggregate of these restricted issuances was 3,750,000 restricted shares with an aggregate value of approximately $450,000 at December 31, 2003. Of those shares, 750,000 shares were issued to a director in forgiveness of $90,000 in debt and for continued service on the board. On June 16, 2003, the Company entered in to an investment banking agreement with Ocean Drive Capital. This agreement details the plan for rising on a private basis up to $5 million. This relationship should help the Company in meeting its capital requirements. On June 16, 2003, Ocean began funding a series of bridge loans beginning with $150,000 and another $250,000 in August 2003 to assist the Company in meeting its short-term needs. Both bridge loans accrue interest at a per annum rate of 8% per year, have maturity dates one year from the date of the promissory notes and are convertible into shares of our common stock at a conversion price of $0.50 per share. In October 2003, a shareholder of the Company forgave amounts totaling $8,140 which were owed to him which the Company has recorded as a capital contribution. In November 2003, the Company sold a $50,000 convertible note payable for $50,000 to an individual. In November 2003, the creditor converted the $50,000 note into 66,666 shares of common stock. Given the increasing operating expenses and the lack of substantial revenue the Company will require additional capital. Management intends to continue to seek the funding necessary to meet all the capital and operating requirements. However, no guarantee to raise the necessary capital has been entered into, it will be strictly a best effort basis. To date, this effort is also hampered by the de-listing of our common stock from the Over-The-Counter Bulletin Board and the pending approval of our re-listing application. We are also investigating the possibility of accounts receivable financing. There can be no assurance that our efforts to obtain financing will be successful or that proceeds raised from the sale of our securities or other financing activates will be sufficient to fund the operating activities or service any indebtedness as a result of the capital raising activities. If the funds received are insufficient, then the Company's ability to continue as a going concern could be adversely affected.

ECONOMIC CONDITIONS AND TRENDS

      Management believes current economic conditions and the capital markets generally will impact the timing and the results of any private sale of securities or other financing activities. The Company is dependent on timely financing to support product sales flow and customer deliveries. Accordingly, management has kept hard costs down and continues to require customers to provide a (50%) fifty percent down payment with each order. However, the other (50% fifty percent is carried by the Company until the product is delivered. The results are a 30 to 45 day carries time before the Company receives the balance of its payments. This negatively impacts accounts payables timing. This need for long term financing may have an adverse effect on the Company performance, if not resolved in the near future. Management believes it can work through the short-term issues for some period of time. However, future sales levels, if substantial, will increase pressure on the need for a long term funding solution.

      We are a development stage company as that term is defined in Paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business market for its products and services. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. Management believes that it will be able to raise the required funds for operations from one or more future offerings, and to be able to affect our business plan. However, Management believes that Skyframes ability to raise significant amounts of financing, will be dependent on favorable capital markets and also on obtaining further validation of our technology in the commercial government sector.

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

Subsequent Events

In January 2004, the Company renegotiated the conversion price for its $150,000 note payable and its $250,000 note payable such that both would be convertible with accrued interest into common stock at $.35 per share. The Company also renegotiated to cancel 150,000 warrants to purchase common stock at $2.07 per share, 50,000 warrants to purchase common stock at $1.20 per share and 200,000 warrants to purchase common stock at $1.15 per share. In exchange, the Company issued 1,750,000 warrants to purchase common stock at $.50 per share which are exercisable through December 22, 2008.

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

PART II - ITEM 2        CHANGES IN SECURITIES AND USE OF PROCEEDS

We issued the following securities during the quarter ended December 31, 2003:

In September 2003, the Company issued 250,000 shares of its previously authorized but unissued common stock to the Company's Chief Executive Officer. The shares were issued for employee services valued at $307,500 (or $1.23 per share). The securities were exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to section 4(2) of the Act.

In September 2003, the Company issued 10,000 shares of its previously authorized but unissued common stock. The shares were issued to a vendor for price discounts valued at $12,300 (or $1.23 per share). The securities were exempt from the registration requirements of the Securities Act of 1933 pursuant to section 4(2).

In October 2003, the Company issued 1,790 shares of its previously authorized but unissued common stock. The shares were issued for consulting services valued at $1,969 (or $1.10 per share). The securities were exempt from the registration requirements of the Securities Act of 1933 pursuant to section 4(2).

In October 2003, the Company issued 65,667 shares of its previously authorized but unissued common stock. The shares were issued for cash of $14,400 (or approximately $.2193 per share). The securities were exempt from the registration requirements of the Securities Act of 1933 pursuant to section 4(2).

In October 2003, the Company issued 480,000 shares of its previously authorized but unissued common stock. The shares were issued for consulting services valued at $360,000 (or $.75 per share). The securities were exempt from the registration requirements of the Securities Act of 1933 pursuant to section 4(2).

In November 2003, the Company issued 100,000 shares of its previously authorized but unissued common stock. The shares were issued for consulting services valued at $53,000 (or $.53 per share). The securities were exempt from the registration requirements of the Securities Act of 1933 pursuant to section 4(2).

In November 2003, the Company issued 66,666 shares of its previously authorized but unissued common stock. The shares were issued to convert a $50,000 note payable with an unamortized discount of $8,088 and accrued interest of $208. The securities were exempt from the registration requirements of the Securities Act of 1933 pursuant to section 4(2).

In December 2003, the Company issued 750,000 shares of its previously authorized but unissued common stock. The shares were issued to pay liabilities totaling $90,000 (or $.12 per share). The securities were exempt from the registration requirements of the Securities Act of 1933 pursuant to section 4(2).

In December 2003, the Company issued 3,000,000 shares of its previously authorized but unissued common stock. The shares were issued for director fees valued at $360,000 (or $.12 per share). The securities were exempt from the registration requirements of the Securities Act of 1933 pursuant to section 4(2).

In December 2003, the Company issued 690,000 shares of its previously authorized but unissued common stock. The shares were issued for consulting services valued at $82,800 (or $.12 per share). The securities were exempt from the registration requirements of the Securities Act of 1933 pursuant to section 4(2).


PART II - ITEM 3        DEFAULTS UPON SENIOR SECURITIES

Not applicable


PART II - ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


PART II - ITEM 5        OTHER INFORMATION

Not applicable.


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

None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


February 18, 2004

                                 SKYFRAMES, INC.

                                 By: /s/ James W. France
                                     -----------------------------------------
                                     President, Chief Financial Officer
                                     and Duly Authorized Officer
                                     (Principal accounting and financial
                                     officer for the quarter)