Form 10QSB
period 2004-03-31
SKYFRAMES INC
filed 2004-05-19
CIK 1097900

+
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURNG THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant has 19,703,310 shares of common stock, $0.10 par value, issued and outstanding as of May 18, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ x ]

                                 SKYFRAMES, INC.

                                      INDEX

                                                                           PAGE
PART I                                                                    NUMBER
Item 1 - Financial Information

         Unaudited Condensed Balance Sheets,                                  2
              March 31, 2004 and June 30, 2003

         Unaudited Condensed Statements of Operations, for the                3
            three and nine months ended March 31, 2004 and 2003 and for the period from inception on May 24, 2002 through March 31, 2004

         Unaudited Condensed Statements of Cash Flows, for the nine           4
            months ended March 31, 2004 and 2003 and for the period from inception on May 24, 2002 through March 31, 2004

         Notes to Unaudited Condensed Financial Statements                 6-23

Item 2 - Management's Discussion and Analysis of Financial Condition and     23
              Results of Operations

Item 3. - Disclosure Controls and Procedures                                 31

PART II

Item 1 - Legal Proceedings                                                   32

Item 2 - Changes in Securities                                               32

Item 3 - Defaults Upon Senior Securities                                     32

Item 4 - Submission of Matters to a Vote of Security Holders                 32

Item 5 - Other Information                                                   32

Item 6 - Exhibits and Reports on Form 8-K                                    32

Signature Page                                                               33

PART 1 - ITEM I

                                 SKYFRAMES, INC.
                          [A Development Stage Company]

                                    CONTENTS

                                                                           PAGE

      --    Unaudited Condensed Balance Sheets, March 31, 2004 and
            June 30, 2003                                                   2


      --    Unaudited Condensed Statements of Operations, for the
            three and nine months ended March 31, 2004 and 2003 and
            for the period from inception on May 24, 2002 through
            March 31, 2004                                                  3


      --    Unaudited Condensed Statements of Cash Flows, for the nine months ended March 31, 2004 and 2003 and for the period
            from inception on May 24, 2002 through March 31, 2004         4 - 5


      --    Notes to Unaudited Condensed Financial Statements             6 - 22

                                 SKYFRAMES, INC.
                          [A Development Stage Company]
                       UNAUDITED CONDENSED BALANCE SHEETS


                                     ASSETS
                                                                       March 31,          June 30,
                                                                         2004               2003
                                                                      -----------        -----------
CURRENT ASSETS:
     Cash                                                             $       227        $    22,905
     Accounts receivable, net of allowance for doubtful
       accounts of $24,825 and $0, respectively                                --             24,925
     Deferred loan costs                                                   13,750             13,750
                                                                      -----------        -----------
               Total Current Assets                                        13,977             61,580

PROPERTY AND EQUIPMENT, net                                                 2,643              3,916

OTHER ASSETS:
     Deposits                                                               2,950              8,950
                                                                      -----------        -----------
                                                                      $    19,570        $    74,446
                                                                      -----------        -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                 $   309,152            163,689
     Accounts payable - related party                                      40,416            134,649
     Customer deposits and unearned revenue                                31,958             23,330
     Accrued payroll and related expenses                                  95,410             39,825
     Accrued interest                                                      23,721                955
     Notes payable, net                                                   290,417             26,250
                                                                      -----------        -----------
               Total Current Liabilities                                  791,074            388,698
                                                                      -----------        -----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.10 par value,
       20,000,000 shares authorized,
       19,903,310 and 14,392,679 shares
       issued and outstanding, respectively                             1,990,331          1,439,268
     Capital in excess of par value                                     6,467,015          4,822,494
     Deficit accumulated during the
       development stage                                               (9,228,850)        (6,576,014)
                                                                      -----------        -----------
               Total Stockholders' Equity (Deficit)                      (771,504)          (314,252)
                                                                      -----------        -----------
                                                                      $    19,570        $    74,446
                                                                      -----------        -----------


Note: The balance sheet of June 30, 2003 was taken from the audited financial statements at that date and condensed.

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                For the Three Months                   For the Nine Months         From Inception
                                                   Ended March 31,                       Ended March 31,           on May 24, 2002
                                           ------------------------------        ------------------------------        Through
                                               2004              2003               2004              2003          March 31, 2004
                                           -----------        -----------        -----------        -----------     --------------
REVENUES:
               Subscription services       $        --        $     1,800        $    29,574        $     1,800        $    34,099
               Equipment sales                  14,500                 --             19,450                 --             68,850
                                           -----------        -----------        -----------        -----------        -----------
                    Total Revenues              14,500              1,800             49,024              1,800            102,949

EXPENSES:
          Cost of equipment sales                   --                 --             35,441                 --             74,055
          Selling                                   --              1,520             27,788              1,520             34,760
          General and administrative           216,990            683,848          2,289,039            829,792          6,862,335
                                           -----------        -----------        -----------        -----------        -----------
                 Total Expenses                216,990            685,368          2,352,268            831,312          6,971,150
                                           -----------        -----------        -----------        -----------        -----------

LOSS BEFORE OTHER
  INCOME (EXPENSE)                            (202,490)          (683,568)        (2,303,244)          (829,512)        (6,868,201)
                                           -----------        -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSE):
          Loss on settlement of
            potential claims                        --                 --                 --                 --         (1,350,000)
          Loss on extinguishment of
            debt                                    --                 --                 --                 --           (651,000)
          Interest expense                    (134,116)                --           (349,592)                --           (359,649)
                                           -----------        -----------        -----------        -----------        -----------
              Total Other Income
                        (Expense)             (134,116)                --           (349,592)                --         (2,360,649)
                                           -----------        -----------        -----------        -----------        -----------

LOSS BEFORE INCOME
  TAXES                                       (336,606)          (683,568)        (2,652,836)          (829,512)        (9,228,850)

CURRENT TAX EXPENSE                                 --                 --                 --                 --                 --

DEFERRED TAX EXPENSE                                --                 --                 --                 --                 --
                                           -----------        -----------        -----------        -----------        -----------

NET LOSS                                   $  (336,606)       $  (683,568)       $(2,652,836)       $  (829,512)       $(9,228,850)
                                           -----------        -----------        -----------        -----------        -----------

LOSS PER COMMON
  SHARE                                    $      (.02)       $      (.09)       $      (.15)       $      (.31)       $      (.74)
                                           -----------        -----------        -----------        -----------        -----------

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                        For the Nine Months            From Inception
                                                                          Ended March 31,              on May 24, 2002
                                                                   ------------------------------          Through
                                                                       2004              2003          March 31, 2004
                                                                   -----------        -----------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $(2,652,836)       $  (829,512)       $(9,228,850)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Amortization of discounts on notes payable                        279,902                 --            286,152
     Amortization of deferred loan costs                                30,000                 --             31,250
     Bad debt expense                                                   24,825                 --             24,825
     Depreciation                                                        1,273                663              2,482
     Loss on settlement of potential claims                                 --                 --          1,350,000
     Loss on extinguishment of debt                                         --                 --            651,000
     Non-cash expenses paid by issuing common stock                    372,300                 --            423,363
     Non-cash services paid by issuing common stock                  1,294,136            563,000          4,624,886
     Non-cash services paid by granting options/warrants                    --                 --            583,050
     Non-cash interest expense from modification of warrants            13,500                 --             13,500
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                          100                 --            (24,825)
       (Increase) decrease in deposits                                   6,000             (7,814)            (2,950)
       Increase in accounts payable                                    247,627             52,327            368,215
       Increase in accounts payable - related party                      3,907             27,764            138,556
       Increase in customer deposits and unearned revenue                8,628                 --             31,958
       Increase in accrued payroll and related expenses                 55,585             97,482             95,410
       Increase in accrued interest                                     22,975                 --             23,930
                                                                   -----------        -----------        -----------
         Net Cash (Used) by Operating Activities                      (292,078)           (96,090)          (608,048)
                                                                   -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for property and equipment                                      --             (4,381)            (5,125)
                                                                   -----------        -----------        -----------
         Net Cash (Used) by Investing Activities                            --             (4,381)            (5,125)
                                                                   -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank overdraft                                             --              3,471                 --
   Proceeds allocated to beneficial conversion feature
     of notes payable                                                  133,836                 --            185,562
   Proceeds from notes payable                                          41,176             22,000            110,176
   Payments on notes payable                                           (15,000)                --            (20,000)
   Payments for deferred loan costs                                    (30,000)                --            (45,000)
   Proceeds from sale of warrants                                      124,988                 --            223,262
   Proceeds from issuance of common stock                               14,400             75,000            159,400
                                                                   -----------        -----------        -----------
         Net Cash Provided by Financing Activities                     269,400            100,471            613,400
                                                                   -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH                                        (22,678)                --                227

CASH AT BEGINNING OF PERIOD                                             22,905                 --                 --
                                                                   -----------        -----------        -----------
CASH AT END OF PERIOD                                              $       227        $        --        $       227
                                                                   -----------        -----------        -----------

                                   [Continued]

                                 SKYFRAMES, INC.
                          [A Development Stage Company]
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                   [CONTINUED]

                                                                     For the Nine Months                    From Inception
                                                                       Ended March 31,                      on May 24, 2002
                                                         -------------------------------------------            Through
                                                                2004                     2003                March 31, 2004
                                                         ------------------       ------------------       ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                            $               --       $               --       $               --

     Income taxes                                        $               --       $               --       $               --


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    For the nine months ended March 31, 2004:

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

      The Company issued 2,076,400 shares of common stock for services rendered valued at $1,294,136.

      A shareholder of the Company forgave amounts totaling $8,140 which were owed to him. Due to the related party nature of the debt forgiveness, the Company has recorded the forgiveness as a capital contribution.

      A creditor of the Company converted a $50,000 convertible note payable with an unamortized discount of $8,088 and accrued interest of $208 into 66,666 shares of common stock.

      The Company issued 1,041,898 shares of common stock to pay liabilities totaling $192,164.

      Shareholders of the Company contributed a total of 750,000 shares of common stock back to the Company for cancellation.

    For the nine months ended March 31, 2003:

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

      The Company issued 3,450,000 shares of common stock for services rendered valued at $563,000.

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

      CONDENSED FINANCIAL STATEMENTS - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for the periods then ended have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

      WEBSITE COSTS - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years. As of March 31, 2004, the Company has capitalized a total of $1,075 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the nine months ended March 31, 2004 and 2003.

      REVENUE RECOGNITION - Revenue from subscription services is recognized in the period when the related services are provided. Revenue from equipment sales is recognized when the related equipment is installed and accepted by the customer.

      ADVERTISING COSTS - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. For the nine months ended March 31, 2004 and 2003, respectively, advertising costs amounted to $27,788 and $1,520.

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

                                 SKYFRAMES, INC.
                          [A Development Stage Company]
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]


                                     For the Three Months                     For the Nine Months                From Inception
                                        Ended March 31,                          Ended March 31,                on May 24, 2002
                             ----------------------------------        ----------------------------------           Through
                                  2004                2003                 2004                 2003             March 31, 2004
                             -------------        -------------        -------------        -------------        -------------
Net loss, as reported        $    (336,606)       $    (683,568)       $  (2,652,836)       $    (829,512)       $  (9,228,850)
Add: Stock-based
  employee
  compensation
  expense included in
  reported net income                   --                   --                   --                   --                4,000
Deduct: Total stock-
  based employee
  compensation
  expense determined
  under fair value
  based method                          --                   --                   --                   --               (5,000)
                             -------------        -------------        -------------        -------------        -------------
Pro forma net loss           $    (336,606)       $    (683,568)       $  (2,652,836)       $    (829,512)       $  (9,229,850)
                             -------------        -------------        -------------        -------------        -------------

  Loss per common
    share, as reported       $        (.02)       $        (.09)       $        (.15)       $        (.31)       $        (.74)
  Loss per common
    share, pro forma         $        (.02)       $        (.09)       $        (.15)       $        (.31)       $        (.74)


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

      RECLASSIFICATION - The financial statements for periods prior to March 31, 2004 have been reclassified to conform to the headings and classifications used in the March 31, 2004 financial statements.

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

                                 SKYFRAMES, INC.
                          [A Development Stage Company]
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT

      The following is a summary of property and equipment recorded at cost or carryover basis, less accumulated depreciation as of:


                                                March 31,      June 30,
                                                 2004            2003
                                                -------        -------
          Computers and related equipment       $    --        $    --
          Office equipment                        1,900          1,900
          Software                                2,150          2,150
          Website                                 1,075          1,075
                                                -------        -------
                                                  5,125          5,125

          Less: accumulated depreciation         (2,482)        (1,209)
                                                -------        -------
                                                $ 2,643        $ 3,916
                                                -------        -------

         Depreciation expense for the nine months ended March 31, 2004 and 2003 amounted to $1,273 and $663, respectively.

NOTE 4 - NOTES PAYABLE

     Notes payable consist of the following at:

                                                                                        March 31,      June 30,
                                                                                          2004           2003
                                                                                       -----------    ----------
          One-year 8% $150,000 senior convertible promissory note payable to
          Ocean Drive Holdings LLC maturing in June 2004 convertible with accrued interest at the creditor's option into common stock at $.35 per share,
          net of discounts of $31,250 and $143,750, respectively                        $118,750       $  6,250

          One-year 8% $250,000 senior convertible promissory note payable to
          Ocean Drive Holdings LLC maturing in August 2004 convertible with accrued interest at the creditor's option into common stock at $.35 per
          share, net of discounts of $83,333 and $0, respectively                        166,667             --

          Six-month unsecured 5% note payable to Keyvan Samini, an individual,
          maturing in August 2003, currently in default                                    5,000         20,000
                                                                                        --------       --------
                                                                                        $290,417       $ 26,250
                                                                                        --------       --------

                                 SKYFRAMES, INC.
                          [A Development Stage Company]
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 4 - NOTES PAYABLE [Continued]

      In June 2003, the Company sold the $150,000 convertible note payable for $51,726 and recorded a discount of $98,274. Due to the beneficial conversion feature of the note, the Company recorded an additional discount of $51,726. Both discounts are being amortized over the term of the note. For the nine months ended March 31, 2004 and 2003, respectively, the Company amortized $112,500 and $0 of the discounts. In January 2004, the Company renegotiated the conversion price of the note payable such that it is now convertible at $.35 per share rather than the original conversion price of $.50 per share.

      In August 2003, the Company sold the $250,000 convertible note payable for $125,012 and recorded a discount of $124,988. Due to the beneficial conversion feature of the note, the Company recorded an additional discount of $125,012. Both discounts are being amortized over the term of the note. For the nine months ended March 31, 2004 and 2003, respectively, the Company amortized $166,667 and $0 of the discounts. In January 2004, the Company renegotiated the conversion price of the note payable such that it is now convertible at $.35 per share rather than the original conversion price of $.50 per share.

      In November 2003, the Company sold a $50,000 convertible note payable for $50,000 to an individual. Due to the beneficial conversion feature of the note, the Company recorded a discount of $8,824. The discount was being amortized over the term of the note. For the nine months ended March 31, 2004 and 2003, respectively, the Company amortized $736 and $0 of the discount. In November 2003, the creditor converted the $50,000 note with remaining unamortized discount of $8,088 and accrued interest of $208 into 66,666 shares of common stock [See Note 5].

      For the nine months ended March 31, 2004 and 2003, respectively, interest expense amounted to $349,592 and $0.

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

                                 SKYFRAMES, INC.
                          [A Development Stage Company]
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [CONTINUED]

      In February 2003, the Company issued 500,000 shares of its previously authorized but unissued common stock to the Company's former Chief Executive Officer. The shares were issued for employee services valued at $250,000 (or $.50 per share).

      In February 2003, the Company issued 425,000 shares of its previously authorized but unissued common stock. The shares were issued for cash of $20,000 and for consulting services valued at $192,500 (or $.50 per share).

      In March 2003, the Company issued 40,000 shares of its previously authorized but unissued common stock. The shares were issued for consulting services valued at $76,000 (or $1.90 per share).

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

      In May 2003, the Company issued 135,000 shares of its previously authorized but unissued common stock. The shares were issued for consulting services valued at $209,250 (or $1.55 per share).

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

      In September 2003, the Company issued 250,000 shares of its previously authorized but unissued common stock to the Company's former Chief Executive Officer. The shares were issued for employee services valued at $307,500 (or $1.23 per share).

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

      In January 2004, the Company issued 525,231 shares of its previously authorized but unissued common stock from the 2003 Consultant Stock Plan. The shares were issued to pay liabilities of $102,164 and for consulting services valued at $81,667 (or approximately $.35 per share).

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

            In December 2003, the Company's former Chief Executive Officer contributed 200,000 shares of common stock back to the Company for cancellation.

            In February 2004, the Company's former Chief Executive Officer contributed 300,000 shares of common stock back to the Company for cancellation.

            In March 2004, a shareholder of the Company contributed 150,000 shares of common stock back to the Company for cancellation.

            In March 2004, the Company's former President contributed 100,000 shares of common stock back to the Company for cancellation.

            Stock Split - On January 28, 2003, the Company effected a 1-for-100 reverse stock split. The financial statements for all periods presented have been restated to reflect the stock split.

      ADVISOR COMPENSATION PLAN - In February 2003, the Company's Board of Directors adopted the Advisor Compensation Plan ("AC Plan"). The AC Plan provides for issuing up to 3,000,000 shares of common stock to employees, directors, consultants and advisors. At March 31, 2004, total shares available to be issued under the AC Plan amounted to 755,803.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [CONTINUED]

      STOCK COMPENSATION PLAN - In September 2003, the Company's Board of Directors approved the 2003 Consultant Stock Plan ("CS Plan"). The CS Plan provides for issuing up to 1,000,000 shares of common stock to consultants over the next ten years. In January 2004, the Company issued 525,231 shares of common stock under the CS Plan. At March 31, 2004, total shares available to be issued under the CS Plan amounted to 474,769.

      STOCK OPTIONS - In February 2003, the Company granted 10,000 options to purchase common stock at $.10 per share as part of an Employment Agreement [See Note 9]. The Company recorded compensation of $4,000 for the intrinsic value of the options. The options vested in February 2004 and would have been exercisable for five years. However, in February 2004, the Company and the Company's former Chief Executive Officer determined not to continue employment and the expiration date of the options has been accelerated and is now April 30, 2004.

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

      In June 2003, the Company sold 150,000 warrants to purchase common stock at $2.07 per share for cash of $98,274. The warrants vested immediately and were exercisable for five years. In January 2004, as part of the renegotiation of notes payable, the Company cancelled these 150,000 warrants and issued new warrants.

      In August 2003, the Company sold 200,000 warrants to purchase common stock at $1.15 per share and 50,000 warrants to purchase common stock at $1.20 per share for cash of $124,988. The warrants vested immediately and were exercisable for five years. In January 2004, as part of the renegotiation of notes payable, the Company cancelled these 250,000 warrants and issued new warrants.

      In January 2004, as part of the renegotiation of notes payable, the Company cancelled 400,000 existing warrants and issued 1,750,000 warrants to purchase common stock at $.50 per share. The Company recorded the difference in the fair value of the old warrants and the fair value of the new warrants as interest expense of $13,500. The warrants vested immediately and are exercisable through December 22, 2008.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [CONTINUED]

      A summary of the status of the options and warrants is presented below.


                                                      For the Three Months                                For the Nine Months
                                                          Ended March 31,                                    Ended March 31,
                                ----------------------------------------------------------------    --------------------------------
                                             2004                              2003                              2004
                                ------------------------------    ------------------------------    ------------------------------
                                                    Weighted                         Weighted                          Weighted
                                                     Average                         Average                           Average
                                                    Exercise                         Exercise                          Exercise
                                   Shares            Price           Shares            Price           Shares            Price
                                -------------    -------------    -------------    -------------    -------------    -------------
Outstanding at beginning of
  period                              810,000    $        1.40               --    $          --          560,000    $        1.51
Granted                             1,750,000    $         .50               --    $          --        2,000,000    $         .58
Exercised                                  --    $          --               --    $          --               --    $          --
Forfeited                             400,000    $        1.50               --    $          --          400,000    $        1.50
Expired                                    --    $          --               --    $          --               --    $          --
                                -------------    -------------    -------------    -------------    -------------    -------------
Outstanding at end of period        2,160,000    $         .65               --    $          --        2,160,000    $         .65
                                -------------    -------------    -------------    -------------    -------------    -------------
Weighted average fair value
  of options granted during
  the period                        1,750,000    $         .01               --    $          --        2,000,000    $         .13
                                -------------    -------------    -------------    -------------    -------------    -------------

                                       For the Nine Months                   From Inception
                                        Ended March 31,                      on May 24, 2002
                                  ------------------------------                Through
                                              2003                           March 31, 2004
                                  ------------------------------    ------------------------------
                                                     Weighted                           Weighted
                                                      Average                            Average
                                                     Exercise                           Exercise
                                      Shares          Price           Shares             Price
                                  -------------    -------------    -------------    -------------
Outstanding at beginning of
  period                                     --    $          --               --    $          --
Granted                                      --    $          --        2,560,000    $         .79
Exercised                                    --    $          --               --    $          --
Forfeited                                    --    $          --          400,000    $        1.50
Expired                                      --    $          --               --    $          --
                                  -------------    -------------    -------------    -------------
Outstanding at end of period                 --    $          --        2,160,000    $         .65
                                  -------------    -------------    -------------    -------------
Weighted average fair value
  of options granted during
  the period                                 --    $          --        2,560,000    $         .44
                                  -------------    -------------    -------------    -------------


      The fair value of each option and warrant granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions for grants on February 1, 2003: risk-free interest rate of 3.02%, expected dividend yield of zero, expected lives of five years and expected volatility of 375%. The following assumptions were used for grants on March 21, 2003: risk-free interest rate of 1.80%, expected dividend yield of zero, expected lives of two years and expected volatility of 414%. The following assumptions were used for grants on May 19, 2003: risk-free interest rate of 1.66%, expected dividend yield of zero, expected lives of three years and expected volatility of 372%. The following assumptions were used for grants on June 16, 2003: risk-free interest rate of 2.14%, expected dividend yield of zero, expected lives of five years and expected volatility of 355%. The following assumptions were used for grants on August 5, 2003: risk-free interest rate of 3.37%, expected dividend yield of zero, expected lives of five years and expected volatility of 330%. The following assumptions were used for grants on January 9, 2004: risk-free interest rate of 3.05%, expected dividend yield of zero, expected lives of five years and expected volatility of 424%.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [CONTINUED]

      A summary of the status of the options and warrants outstanding at March 31, 2004 is presented below:

                                          Options and Warrants Outstanding            Options and Warrants Exercisable
                                          --------------------------------            --------------------------------
            Range of                       Weighted-Average    Weighted-Average                   Weighted-Average
            Exercise          Number           Remaining           Exercise           Number          Exercise
             Prices         Outstanding    Contractual Life          Price          Exercisable         Price
           -----------       -----------      --------------      --------------      ---------      --------------
         $         .10          10,000          .1 years          $         .10          10,000      $          .10
         $         .50       1,750,000         4.7 years                    .50       1,750,000                 .50
         $        1.00         100,000         1.0 years                   1.00         100,000                1.00
         $        1.45         300,000         2.1 years                   1.45         300,000                1.45
                             -----------      --------------      --------------      ---------      --------------
                             2,160,000         4.1 years          $         .65       2,160,000      $          .65
                             -----------      --------------      --------------      ---------      --------------

NOTE 6 - INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2004, the Company has available unused operating loss carryforwards of approximately $8,185,000, which may be applied against future taxable income and which expire in various years through 2024.

      At March 31, 2004, the total of all deferred tax assets was approximately $3,082,000 and the total of all deferred tax liabilities was approximately $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $3,082,000. The net change in the valuation allowance was approximately $870,000 during the nine months ended March 31, 2004.

      The temporary differences gave rise to the following deferred tax asset (liability):


                                                   March 31,
                                                     2004
                                                  ----------
          Excess of tax over financial
            accounting depreciation               $      960
          Accrued compensation                        19,098
          Bad debt reserve                             9,260
          Net operating loss carryover             3,052,962

                                 SKYFRAMES, INC.
                          [A Development Stage Company]
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES [CONTINUED]

      The components of federal income tax expense from continuing operations consisted of the following for the nine months ended:


                                                           March 31,
                                                             2004
                                                           ---------
          Current income tax expense:
              Federal                                      $      --
              State                                               --
                                                           ---------
          Net current tax expense                          $      --
                                                           ---------

          Deferred tax expense (benefit) resulted from:
              Excess of tax over financial
                accounting depreciation                    $     162
              Accrued compensation                           (11,936)
              Bad debt allowance                              (9,260)
              Net operating loss carryover                  (848,575)
              Valuation allowance                            869,609
                                                           ---------
          Net deferred tax expense                         $      --
                                                           ---------

      Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

      The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the nine months ended:

                                                          March 31,
                                                            2004
                                                            -----
          Computed tax at the expected
            federal statutory rate                          34.00%
          State income taxes, net of federal benefit         3.30
          Compensation due to issue of options              (2.40)
          Other                                             (2.12)
          Valuation allowance                               (32.78)
                                                            -----
          Effective income tax rate                          0.00%
                                                            -----

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

NOTE 8 - LOSS PER SHARE

      THE FOLLOWING DATA SHOWS THE AMOUNTS USED IN COMPUTING LOSS PER SHARE:


                                               For the Three Months                For the Nine Months         From Inception
                                                 Ended March 31,                      Ended March 31,          on May 24, 2002
                                            -------------------------          -------------------------          Through
                                                2004             2003             2004             2003        March 31, 2004
                                            ------------     ------------     ------------     ------------     ------------
            Loss available to common
            shareholders (numerator)        $   (336,606)    $   (683,568)    $ (2,652,836)    $   (829,512)    $ (9,228,850)
                                            ------------     ------------     ------------     ------------     ------------
            Weighted average number
            of common shares
            outstanding used in loss
            per share during the
            period (denominator)              20,091,423        7,869,223       17,190,802        2,634,416       12,523,649
                                            ------------     ------------     ------------     ------------     ------------

      At March 31, 2004, the Company had 110,000 outstanding options, 2,050,000 outstanding warrants and notes payable convertible into 1,208,319 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - RELATED PARTY TRANSACTIONS

      ACCOUNTS PAYABLE - At March 31, 2004, officers and shareholders of the Company were owed a total of $40,416 for expenses which they paid on behalf of the Company and accrued amounts owed to them.

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

      In February 2003, the Company issued 500,000 shares of common stock to the Company's former Chief Executive Officer for employee services valued at $250,000 [See Note 5].

      In September 2003, the Company issued 250,000 shares of common stock to the Company's former Chief Executive Officer for employee services valued at $307,500 [See Note 5].

      In December 2003, the Company issued 1,000,000 shares of common stock to each of its three directors, totaling 3,000,000 shares, for directors fees valued at $360,000 [See Note 5].

      EMPLOYMENT AGREEMENT - In February 2003, the Company signed a one-year Employment Agreement with the Company's former Chief Executive Officer. The agreement called for the Company to pay a base salary of $5,000 per month, issue 500,000 shares of common stock vesting at 25,000 shares per month and grant 10,000 options to purchase common stock at $.10 per share exercisable for five years [See Note 5]. Upon completion of $500,000 in funding, the agreement provided for the salary to increase to $10,000 per month and for issuance of an additional 250,000 shares of common stock. The agreement also provided for three years of extensions. In February 2003, the Company's Board of Directors amended the agreement so that all 500,000 shares of common stock initially issued to the Company's former Chief Executive Officer vested immediately. In June 2003, the Company's Board of Directors amended the agreement to increase the Company's former Chief Executive Officer's salary to $10,000 per month effective June 1, 2003. In September 2003, the Company's Board of Directors determined that the required funding had been obtained by the Company for the Company's former Chief Executive Officer to receive the 250,000 additional shares of common stock [See Note 5]. In February 2004, the Company and the Company's former Chief Executive Officer determined not to continue employment.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      AUTHORIZED SHARES OF COMMON STOCK - The Company has options, warrants and convertible notes payable that, if all were exercised/converted, would require the Company to issue shares of common stock in excess of the number of shares authorized. Management plans to amend the Company's articles of incorporation to allow for future stock issuances.

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

      SATELLITE SERVICE AGREEMENT / PURCHASE OPTION - In October 2002, the Company signed a Satellite Service Agreement with Clear Channel Satellite Services ("CCSS") to purchase preemptible satellite bandwidth and power on a month-to-month basis. The Company paid a $6,000 refundable deposit and rental payments were 75% of gross revenues derived from use of the CCSS satellite with monthly minimums of $5,820. The agreement also granted CCSS the exclusive right to acquire the Company for 24 months after 18 months operations at the greater of gross annual revenues or fair market value. The agreement granted the Company first right of refusal to convert to a non-preemptible status. The agreement also set minimum prices the Company could charge for its services and called for a 3% increase in monthly fees at each anniversary of the agreement. The Company and CCSS have cancelled this agreement.

      OFFICE LEASES - In September 2002, the Company signed a 31-month lease for office space in Costa Mesa, California beginning March 1, 2003. The Company paid a $1,836 refundable security deposit and rental payments were initially $1,751 per month increasing each September 30th and reaching $1,836 per month during the third year. Minimum future lease payments under this lease for the twelve-month periods ended March 31, 2005 and 2006 are $21,777 and $11,017, respectively.

      In October 2002, the Company signed a two-year lease for office space in Oceanside, California beginning October 1, 2002. The Company paid a $1,114 refundable deposit and rental payments were $1,142 per month during the first year and are $1,189 per month during the second year. Minimum future lease payments under this lease for the twelve-month period ended March 31, 2005 are $7,134.

                                 SKYFRAMES, INC.
                          [A Development Stage Company]
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS AND CONTINGENCIES [CONTINUED]

      ENGAGEMENT AGREEMENT - In May 2003, the Company signed a six-month Engagement Agreement with Grant Bettingen, Inc. The Company granted 300,000 warrants to purchase common stock at $1.45 per share exercisable for three years [See Note 5]. The Company also pays $1,500 per month and will pay 10% of the proceeds from any joint venture or acquisition negotiated by Grant Bettingen. This agreement has expired.

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

NOTE 11 - CONCENTRATIONS

      ACCOUNTS RECEIVABLE - A significant percent of the Company's accounts receivable at March 31, 2004 were owed by only three customers. The following table lists the percent of the receivables owed by those customers that accounted for 10% or more of the total accounts receivable at March 31, 2004:

         Customer A        40%
         Customer B        39%
         Customer C        12%

      REVENUES - During the nine months ended March 31, 2004, a significant percent of the Company's total sales were made to only four customers. The following table lists the percent of the sales made to those customers that accounted for 10% or more of the total revenues for the nine months ended March 31, 2004:

         Customer A        35%
         Customer B        30%
         Customer C        10%
         Customer D        10%

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

For the period ending March 31, 2004, the Company had a balance of $31,958 in unearned revenue and customer deposits, an increase of $8,628 from June 30, 2003. Beginning in September 2003, the Company commenced its audit work for fiscal year 2003 and the subsequent audit and review work for the quarter ending September 30, 2003. On November 26, 2003, the Company was de-listed from the Over-The-Counter Bulletin Board listing market due to late filings with the SEC. Subsequently, the Company has filed its late public reports. This put further pressure on the capital plans of the Company for furthering the development of sales. The Company applied to be re-listed on the Over-The-Counter Bulletin Board by filing a Form 15c-211 and is waiting the re-listing of its symbol.

The Company continues to work with a variety of companies developing new markets for satellite broadband applications. One project that continues to have good future revenue possibilities was designed to give rural community students the same opportunities as students in the major metropolitan areas by connecting them to the Internet using Skyframes satellite delivery of Internet to these rural schools. Skyframes entered into a number of initial agreements with companies such as Cyberguard, a premier cyber security company for customers looking for highly secured voice and data transmissions. We expect to see similar applications associated with this broadband offering. No revenue's from this type of application have been earned to date.

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

In September 2003, Skyframes began an initiative to bring high speed broadband to the troops in Iraq to provide better communications to families and friends at home. A non-affiliate of the Company set up a non-profit foundation with respect to this initiative. To receive more information, interested parties may go to the foundation's website at WWW.FREEDOMCALLS.ORG. We are awaiting government approval necessary to ship our system into Iraq or to establish a monitoring station on the traffic use. We are working with several organizations to try and make this happen timely. These firms to date are Motorola, Vonage, AreoTech, Broadband Wireless exchange, Altigen, Intelsat, and Solomon Technology to name some. This is a military operation and great care must be observed in introducing technology during a military conflict. As of March 31, 2004, the consortium of companies bringing this technology to Iraq was in the process of setting up the first installation. Management views this initiative as a way to bring new revenue on a non-military service basis into the area in the future.

In September 2003, the Company entered into an agreement with ComGuard CTS to supply high-speed VSAT equipment and broadband Internet services. ComGuard CTS is a technology company that focuses on telecommunications, application development, support and education in Canada. While no revenues were generated during the period ending March 31, 2004, the Company looks forward to this relationship helping to generate revenues in 2004.

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

Closer to home, we have begun a state-by-state effort to bring closed system broadband to certain government agencies. These systems will provide greater information flow to outlining areas where local government can be directly online each day 24/7 to state capital offices such as the Secretary of State. Since each state has many county offices to communicate with, a closed network system on a high-speed connection at lower costs is needed and provides us with a new market opportunity. This state-by-state initiative is our biggest commercial marketing to date. Management believes that this state selling effort should produce sales for beginning August 2004. These unit sales should cover many counties within a state and represent a selling model for others states to follow. The sale will consist of satellite hardware and a broadband service contract. The typical unit will cost as much as $15,000 and produce monthly revenue up to $1,500 per site per month varying by location.

Our revenue for the quarter ending March 31, 2004 was $14,500, an increase of $12,700 compared to the same period in 2002, which had $1,800 in revenue. The growth of future sales is difficult to predict at this time do in part to the capital required and because we are in our initial phase of operations. The capital raising activity has been slowed due to the de-listing of our common stock from the Over-The-Counter Bulletin Board. This recent de-listing caused strain on our selling activity and has put many programs on hold. We are capital sensitive and our market development efforts have been slowed do to this lack of timely capital. Further, other competitive broadband companies have failed which has contributed to a difficult capital undertaking. These factors, along with our limited operating history, make the level of future revenues extremely difficult to predict. We could have technical problems, personnel problems as well as our continuing liquidity problems. One or more of our customers could fail to perform, our own system could fail, our services could be down due to payables owed and any of these would adversely impact our results of operations.

In February 2004, Jim France, the Company's Chief Executive Officer and Principal Financial Officer resigned from the Company. Chet Noblett, Chairman of the Company, was named interim Chief Executive Officer and interim Chief Financial Officer by the Board of Directors.

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

RESULTS OF START-UP AND EMERGING OPERATIONS FOR THE PERIOD ENDING MARCH 31, 2004 AND FOR THE PERIOD ENDING MARCH 31, 2003.

Revenues for the three and nine months ended March 31, 2004 were $14,500 and $49,024, respectively compared to $1,800 for the three and nine months-ended, March 31, 2003. The Company expended most of its resources dealing with post-merger issues throughout 2003 and becoming current on the Company public reports filed in November 2003 which were filed late. The Company expects revenues to continue grow once more resources are allocated for selling activities. There was no prior sales history for the Company prior to the January 2003 and the Company had no significant operations or revenues for the three months-ended March 31, 2003.

                  Three Months Ending              Period Last Year Through
                    March 31, 2004                     March 31, 2003
                    --------------                     --------------

Revenues              $14,500                               $1,800


The Company had entered into a contract with Clear Channel Satellite Services as one of its satellite link providers. This contract has subsequently been terminated. Intelsat continues to provide salellite link services to the Company. Activity for the fiscal year-ended June 30, 2003 and for the three months-ended March 31, 2004 while minimal did increase through its selling activity. A number of factors will drive costs in the future as well as revenues; however, ratios to revenue should not fluctuate appreciably. The primary cost expense associated with providing these services, after the hardware installation, will be the ongoing satellite broadband service fees, which are directly proportional to the number of users on the system


                                  Three Months Ended        Three Months Ending
                                    March 31, 2004            March 31, 2003
                                    --------------            --------------

General & Administrative                $216,990                  $683,848
expenses

Cost of Equipment Sales                 $-0-                      $ -0-


For the quarter ending March 31, 2004, general and administrative expenses decreased substantially as the Company activity lessened due to cash constants. Costs of goods sold for the three and nine months-ended March 31, 2004 was $-- and $35,441, compared to -0- for the same periods 2003. The principal increase was due to the slow delivery of our systems, use of outside consultant's services, and the Company's continued operating ramp up activity. We paid substantially for all the services by the issuance of common stock valued at $1,294,136 for the nine months-ended March 31, 2004, compared to the fiscal year-ended June 30, 2003 with approximately $3,330,750 in stock value for services. This has produced a sizable loss carry forward. The increase in general and administrative costs is expected to continue as more customers are added. However, these expenses (except for the expenses accrued for stock compensation, which were more related to start up expenses) should become more proportionate to revenue as time passes and not adversely effect margins in the future. Staff increases will be in sales administration, order entry, quality assurance and customer service support.

For the quarter ending March 31, 2004, interest expense increased to $134,116, compared to -0- for the same period in 2003. For the three months ending March 31, 2004, the Company's net loss was $336,606 compared to a net loss of $683,568 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Management and shareholders are currently funding the Company's financial requirements with short-term advances and private placements of equity with non-related qualified parties through March 31, 2004 and by accruing some expenses. On December 2, 2003 the Board and other management were granted restricted shares to continue to serve on the board with out officers and directors insurance and in lieu of regular pay. The aggregate of these restricted issuances was 3,750,000 restricted shares with an aggregate value of approximately $450,000. Of those shares, 750,000 shares were issued to a director in forgiveness of $90,000 in debt and for continued service on the board.

On June 16, 2003, the Company entered in to an investment banking agreement with Ocean Drive Capital. This agreement details the plan for rising on a private basis up to $5 million. This relationship should help the Company in meeting its capital requirements. On June 16, 2003, Ocean began funding a series of bridge loans beginning with $150,000 and another $250,000 in August 2003 to assist the Company in meeting its short-term needs. Both bridge loans accrue interest at a per annum rate of 8% per year, have maturity dates one year from the date of the promissory notes and are convertible into shares of our common stock at a conversion price of $0.35 per share. In October 2003, a shareholder of the Company forgave amounts totaling $8,140 which were owed to him which the Company has recorded as a capital contribution. In November 2003, the Company sold a $50,000 convertible note payable for $50,000 to an individual. In November 2003, the creditor converted the $50,000 note into 66,666 shares of common stock. In January 2004, the Company issued 525,231 shares of common stock to pay liabilities of $102,164 and for consulting services valued at $81,667.

During the three months ended March 31, 2004, the Company has asked the Chairman to begin negotiations with overseas contacts to arrange for a partnership that will utilize the Companies VOS technology in the Middle East and Africa markets. These negotiations have resulted in the assurances of the contacted potential partners that they have a desire to structure a joint venture to use the technology. The partnership will license each nation in the region. The joint venture partners believe the license for the technology will be approximately $3,000,000 per country in their region. The VOS technology allows all the communications to be run in mesh architecture.

The TLC group is continuing its contact with the various states for Skyframes networks in the Secretary of State agencies. The federal funding is due to arrive in August 2004.

Given the increasing operating expenses and the lack of substantial revenue, the Company will require additional capital. As of March 31, 2004, we had $227 in cash compared to $22,905 at June 30, 2003. Management intends to continue to seek the funding necessary to meet all the capital and operating requirements. However, no guarantee to raise the necessary capital has been entered into, it will be strictly a best effort basis. To date, this effort is also hampered by the de-listing of our common stock from the Over-The-Counter Bulletin Board and the pending approval of our re-listing application. We are also investigating the possibility of accounts receivable financing. There can be no assurance that our efforts to obtain financing will be successful or that proceeds raised from the sale of our securities or other financing activates will be sufficient to fund the operating activities or service any indebtedness as a result of the capital raising activities. If the funds received are insufficient, then the Company's ability to continue as a going concern could be adversely affected.

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

New Accounting Standards:

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities. The Company's adoption of SFAS No. 146 did not have a material effect on the financial statements of the Company.

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

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer (who is also the Company's Primary Financial Officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with the Company's accounting personnel. Based on that evaluation, the President and Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - ITEM 1 LEGAL PROCEEDINGS

Not applicable.

PART II - ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

We issued the following securities during the quarter ended March 31, 2004:

In January 2004, as part of a renegotiation of notes payable, the Company cancelled 400,000 existing warrants and issued 1,750,000 warrants to an accredited investor to purchase common stock at $0.50 per share. The warrants vested immediately and are exercisable through December 22, 2008. The securities were exempt from the registration requirements of the Securities Act of 1933 pursuant to section 4(2).

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

May 18, 2004

                                 SKYFRAMES, INC.

                                 By: /s/ Chet Noblett
                                    -------------------------------------
                                    Chet Noblett
                                    Interim Chief Executive Officer and
                                    interim Chief Financial Officer